Form 10QSB
period 1996-03-31
ALOE VERA NATUREL INC /MN/
filed 1996-05-23
CIK 917246

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

Commission File No. 0-23178

                             ALOE VERA NATUREL, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                     41-1309882
   (State or other jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

                 600 South Conklin Avenue, Sioux Falls SD 57103
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (605) 335-1942

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

        Securities registered pursuant to Section 12(g) of the Act: None

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ NO___

5,575,833 shares of Registrant's Common Stock, no par value were outstanding on March 31, 1996.


ALOE VERA NATUREL, INC.

BALANCE SHEET
MAY 10, 1996
(UNAUDITED)

                                                  May 10, 1996
- --------------------------------------------------------------
        ASSETS                                       $    --
                                                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accrued compensation to stockholder/
          officer (Note 2)                           $  51,667
     Due to stockholder/officer (Note 2)                19,518
                                                     ---------
                                                     $  71,185
                                                     ---------

Stockholders' Equity (Deficit)
     Common stock, par value $.001 per share;
          authorized 10,000,000 shares;
          issued 5,575,833 shares                    $   5,576
     Additional paid-in capital                        314,751
     Accumulated (deficit)                            (391,512)
                                                     ---------
                                                     $ (71,185)

                                                     $    --
                                                     =========

See Notes to Financial Statements.



ALOE VERA NATUREL, INC.

STATEMENTS OF OPERATIONS AND ACCUMULATED (DEFICIT)
FOR THE PERIOD FROM APRIL 1, 1996 TO MAY 10, 1996
(UNAUDITED)

Revenue                                               $      --
Expenses (Note 2):
  Office and other expenses                           $       171
  Accounting fees                                           1,696
                                                      ------------
                                                      $     1,867
                                                      ------------
  NET (LOSS) BEFORE INCOME TAXES                      $    (1,867)

Income taxes                                                 --
                                                      ------------
  NET (LOSS)                                          $    (1,867)
                                                      ============
Loss percommon share (Note 3)                         $       n.m.
                                                      ============

Weighted Average Number of Common
  Shares and Common Share Equivalents                   5,575,833

ACCUMULATED (DEFICIT)

Balance, beginning                                    $  (389,645)
   Net (loss)                                              (1,867)
                                                      ------------
Balance, ending                                       $  (391,512)
                                                      ============

See Notes to Financial Statements



ALOE VERA NATUREL, INC.

STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 1, 1996 TO MAY 10, 1996
(UNAUDITED)

Cash Flows From Operating Activities
     Net (loss)                                                  $(1,867)
     Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
          Change in assets and liabilities:
               Increase in due to stockholder/officer              1,867
                                                                 -------
               NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                         $  --
                                                                 -------
               NET INCREASE IN CASH AND
                    CASH EQUIVALENTS                             $  --

Cash and cash equivalents:
     Beginning                                                      --
                                                                 -------
     Ending                                                      $  --
                                                                 =======



See Notes to Financial Statements.


ALOE VERA NATUREL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL STATEMENTS

The financial information presented has been prepared from the books and records without audit but, in the opinion of management, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The results of operations for the period from April 1, 1996, to May 10, 1996, are not necessarily indicative of the results expected for the entire year.

NOTE 2. RELATED PARTY TRANSACTIONS

In order to simplify accounting of office expenses incurred by the president in connection with services performed for the Company, the Company agreed to pay its president, beginning October, 1992, $100 per month for office expenses. Such expenses include the use of office machines and normal day-to-day expenditures for postage and telephone usage. Since the Company has no capital, the amounts due are being accrued.

The Company owes its president for funds he advanced in order to pay certain general and administrative expenses which for the period from April 1, 1996, to May 10, 1996, totaled $1,734.

The Company has an employment agreement with its president, for a period of three years, beginning November 20, 1991, and thereafter from month to month unless sooner terminated as therein provided. Under the agreement, the president earned $5,000 per month from November 1991 to September 1992, all of which was accrued since the Company has no capital. Beginning October 1992, accruals of additional compensation were suspended pending further activity in the Company. "Further activity" is understood between the parties to mean such activity that is reasonably expected to result in the production of cash flows within the three months following resumption of accruals, where such cash flows are determined by the board of directors to be sufficient to justify a resumption of accruals. No such activity has occurred since October, 1992.

NOTE 3. COMPUTATION OF (LOSS) PER COMMON SHARE

(Loss) per common share: (Loss) per common share is computed based on the Company's net (loss) and the weighted average number of outstanding shares of common stock. For the period from April 1, 1996, to May 10, 1996, the weighted average number of common stock shares outstanding was 5,575,833 shares.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

         There was no change in the business of the Company from January 1, 1996 to March 31, 1996. During this period the Company entered into an agreement for a Plan of Exchange regarding Equihot Herverzekering N.V., which will be voted upon by the shareholders on May 10, 1996.


                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date: 5/9/96
                                                     Aloe Vera Naturel, Inc.


                                                  By /s/ George N. Berger
                                                     George N. Berger, President