Form 10QSB
period 1996-06-30
ALOE VERA NATUREL INC /MN/
filed 1996-08-22
CIK 917246

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from: __________ to __________


                         Commission file number 0-23178

                                 Equisure, Inc.
        (Exact name of small business issuer as specified in its charter)


                 Minnesota                      41-1309882
         (State or other jurisdiction of    (IRS Employer Identification No.)
         incorporation or organization)


                            527 Marquette, Suite 1800
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)

                                 (612) 338-3738
                           (Issuer's telephone number)

                             Aloe Vera Naturel, Inc.
         600 South Conklin Avenue, Sioux Falls, South Dakota 57103-1931
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 14, 1996, there were 5,575,833 shares of the issuer's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):

  Yes ____; No __X__



                          EQUISURE, INC. AND SUBSIDIARY

                                      INDEX

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
                    Required by Form 10-Q                                 2

         Condensed Consolidated Balance Sheet of Equisure, Inc.
           and Subsidiary as of June 30, 1996 and 1995                    3

         Condensed Consolidated Statements of Operations
           of Equisure, Inc. and Subsidiary for the Three and
           Six Months Ended June 30, 1996 and 1995                        4

         Condensed Consolidated Statement of Stockholders'
           Equity for the Six Months Ended June 30, 1996                  5

         Condensed Consolidated Statements of Cash Flows
           of Equisure, Inc. and Subsidiary for the Six Months
           Ended June 30, 1996 and 1995                                   6

         Notes to Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                          14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities                                            18

Item 3.  Defaults upon Senior Securities                                  18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information - Audited Condensed Financial
           Statements of Equisure, Inc. and Subsidiary
           as of May 10, 1996.                                            19

Item 6.  Exhibits and Reports on Form 8-K                                 21


Signatures                                                                22



                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Equisure, Inc. (formerly Aloe Vera Naturel, Inc.) (the "Registrant"), files herewith condensed consolidated balance sheets of the Registrant as of June 30, 1996, and December 31, 1995, and the related condensed consolidated statements of operations for the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, together with the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. In the opinion of the management of the Registrant, the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

The Registrant was incorporated on August 12, 1977, and for several years prior to May 10, 1996, was not engaged in any business activity. On May 10, 1996, the Registrant acquired, as a wholly-owned subsidiary, Equihot Herverzekering N.V.
(EH), which operates under the laws of Belgium and whose principal activity is the assumption of risks arising from reinsurance policies primarily ceded by Equihot Verzekering N.V., a company related historically through common ownership and also has a small portfolio of third-party business. Effective, May 10, 1996, the stockholders of the Registrant approved amendments to its Articles of Incorporation changing the corporate name to Equisure, Inc.

On May 10, 1996, the Registrant entered into an exchange agreement with Equihot Delfstoffen N.V. in which the former stockholder of EH exchanged all 50,000 shares of outstanding common stock of EH for 5,297,041 shares of authorized but unissued common stock of Equisure.

Immediately prior to entering into the exchange agreement, the Registrant approved a 20-for-1 reverse stock split, which reduced the number of outstanding shares of common stock from 5,575,833 shares to 278,792 shares.

Following the exchange, the former stockholder of EH, Equihot Delfstoffen N.V., held 95% of the Registrant's common stock outstanding. For accounting purposes, this exchange/acquisition was treated as a reverse purchase acquisition. As a result, the condensed consolidated financial statements filed herewith present the operations of EH prior to May 10, 1996 and include the Registrant's operations only from the dated of acquisition.


                          EQUISURE, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,        DECEMBER 31,
                                                              1996              1995
                                                          (Unaudited)       (Unaudited)
                                                         ------------      ------------
                  ASSETS
Assets:
    Investments, available for sale                      $ 25,025,805      $ 15,790,358
    Cash and cash equivalents                              29,005,183        32,216,805
    Premiums receivable                                     1,535,239            75,329
    Prepaid reinsurance                                     4,125,000              --
    Due from related party                                  6,907,857        10,751,974
    Accrued interest                                          162,304            80,680
    Deferred income taxes                                        --              38,000
                                                         ------------      ------------

               Total assets                              $ 66,761,388      $ 58,953,146
                                                         ============      ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Underwriting reserves                                $ 26,402,920      $ 16,909,846
    Premiums payable                                          300,134           822,232
    Accrued income taxes                                      200,000              --
    Due to related parties                                  1,223,706         6,618,235
    Deferred income taxes                                     950,000              --
    Other                                                   1,327,523           675,352
                                                         ------------      ------------

               Total liabilities                           30,404,283        25,025,665
                                                         ------------      ------------

Stockholders' equity:
    Common stock, par value $.001, authorized
      10,000,000 shares, issued and outstanding
      5,575,833 shares at June 30, 1996 and no
      par value, authorized, issued and outstanding
      50,000 shares at December 31, 1995                        5,576         1,594,896
    Additional paid-in capital                             35,640,660        34,051,340
    Retained earnings (deficit)                               563,645        (1,663,883)
    Net unrealized appreciation (depreciation)
      on investments, available for sale                      147,224           (54,872)
                                                         ------------      ------------

               Total stockholders' equity                  36,357,105        33,927,481
                                                         ------------      ------------

               Total liabilities and
                 stockholders' equity                    $ 66,761,388      $ 58,953,146
                                                         ============      ============

The December 31, 1995 figures represent the historic position of Equihot
Herverzekering, N.V.

            See Notes to Condensed Consolidated Financial Statements.


                          EQUISURE, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                  -----------------------------       -----------------------------
                                                     1996               1995              1996              1995
                                                  -----------       -----------       -----------       -----------
                                                           (Unaudited)                         (Unaudited)
Revenues:
    Reinsurance income assumed                    $ 1,162,007       $ 1,079,192       $ 2,278,960       $ 2,090,700

    Net investment income                           2,502,094           222,000         2,970,373           222,000
                                                  -----------       -----------       -----------       -----------

              Total revenues                        3,664,101         1,301,192         5,249,333         2,312,700
                                                  -----------       -----------       -----------       -----------

Expenses:
    Acquisition costs                                 116,201           132,200           227,896           256,110
    Administrative expenses                           654,517           686,591         1,441,722         1,362,650
    Foreign currency exchange (gains) losses           48,283           (41,684)          302,187            22,229
    Interest                                             --             487,500              --             975,000
                                                  -----------       -----------       -----------        ----------

              Total expenses                          819,001         1,264,607         1,971,805         2,615,989
                                                  -----------       -----------       -----------       -----------

    Income (loss) before income taxes               2,845,100            36,585         3,277,528          (303,289)

Income taxes                                       (1,050,000)             --          (1,050,000)             --
                                                  -----------       -----------       -----------       -----------

              Net income (loss)                   $ 1,795,100       $    36,585       $ 2,227,528       $  (303,289)
                                                  ===========       ===========       ===========       ===========

Net income (loss) per weighted average
    number of common shares outstanding           $       .33       $       .01       $       .41       $      (.06)
                                                  ===========       ===========       ===========       ===========

Weighted average number of common
    shares outstanding                              5,455,023         5,297,401         5,376,032         5,297,401
                                                  ===========       ===========       ===========       ===========

The 1995 comparative figures represent the historic position of Equihot Herverzekering, N.V.

            See Notes to Condensed Consolidated Financial Statements.


                          EQUISURE, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                                                                                     Net Unrealized
                                                                                      Appreciation
                                                                                     (Depreciation)       Net
                                                                        Additional   On Investments,    Retained
                                                  Common Stock            Paid-In       Available       Earnings
                                               Shares      Amount         Capital        For Sale       (Deficit)       Total
                                             ---------   -----------    -----------  ---------------   -----------    -----------
BALANCE, January 1, 1996                        50,000   $ 1,594,896    $34,051,340      $(54,872)     $(1,663,883)   $33,927,481

   Effects of reverse purchase acquisition:
       Recapitalization                      5,247,041    (1,589,599)     1,589,599          --               --             --
       Issuance of additional
         common stock to
         effect merger                         278,792           279           (279)         --               --             --

   Change in unrealized
     appreciation on
     investments, available
     for sale                                     --            --             --         202,096             --          202,096

   Net income                                     --            --             --            --          2,227,528      2,227,528
                                             ---------   -----------    -----------      --------      -----------    -----------

BALANCE, June 30, 1996                       5,575,833   $     5,576    $35,640,660      $147,224      $   563,645    $36,357,105
                                             =========   ===========    ===========      ========      ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.


                          EQUISURE, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                            ------------------------------
                                                                1996               1995
                                                            ------------      ------------
                                                             (Unaudited)
Cash flows from operating activities:
   Net income                                               $  2,227,528      $   (303,289)
   Adjustments to reconcile net income to net
      cash flows from operating activities:
        Gain on sale of investments                           (2,118,112)             --
        Foreign currency exchange loss                           302,187            22,229
        Deferred income taxes                                    850,000              --
        Change in:
          Premiums receivable                                 (1,459,910)             --
          Prepaid reinsurance                                 (4,125,000)             --
          Underwriting reserves                                9,493,074         5,507,502
          Due from/due to related parties                     (1,615,540)       11,464,849
          Premiums payable                                       977,106              --
          Other                                                 (663,529)         (224,168)
                                                            ------------      ------------
               Net cash flows from operating activities        3,867,804        16,467,123
                                                            ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of investments                           7,117,868              --
   Purchases of investments                                  (13,895,107)             --
                                                            ------------      ------------
               Net cash flows from investing activities       (6,777,239)             --
                                                            ------------      ------------


Effect of foreign currency exchange rate
   changes on cash                                              (302,187)          (22,229)
                                                            ------------      ------------

               Net change in cash and
                 cash equivalents                             (3,211,622)       16,444,894

Cash and cash equivalents, beginning of period                32,216,805        19,316,261
                                                            ------------      ------------

Cash and cash equivalents, end of period                    $ 29,005,183      $ 35,761,155
                                                            ============      ============

The 1995 comparative figures represent the historic position of Equihot
Herverzekering, N.V.

            See Notes to Condensed Consolidated Financial Statements.



                          EQUISURE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 (UNAUDITED)


1.       BACKGROUND, ACQUISITION AND MERGER

         Aloe Vera Naturel, Inc. (the Company) was incorporated on August 12, 1977, and for several years prior to December 31, 1995, was not engaged in any business activity. On May 10, 1996, Aloe Vera Naturel, Inc. acquired, as a wholly-owned subsidiary, Equihot Herverzekering N.V.
         (EH), which operates under the laws of Belgium and whose principal activity is the assumption of risks arising from reinsurance policies primarily ceded by Equihot Verzekering N.V., a company related historically through common ownership. The Company also has a small portfolio of third-party business. Effective, May 10, 1996, the stockholders of the Company approved amendments to its Articles of Incorporation changing the corporate name to Equisure, Inc.

         On May 10, 1996, Aloe Vera Naturel, Inc. entered into an exchange agreement with Equihot Delfstoffen N.V. in which the former stockholder of EH exchanged all 50,000 shares of outstanding common stock of EH for 5,297,041 shares of authorized but unissued common stock of Equisure.

         Immediately prior to entering into the exchange agreement, Aloe Vera Naturel, Inc. approved a 20-for-1 reverse stock split, which reduced the number of outstanding shares of common stock from 5,575,833 shares to 278,792 shares.

         Following the exchange, the former stockholder of EH, Equihot Delfstoffen N.V., held 95% of the Company's common stock outstanding. For accounting purposes, this exchange/acquisition was treated as a reverse purchase acquisition.

         The historical condensed consolidated financial statements presented according to U.S. generally accepted accounting principles, for 1995 were derived from the audited financial statements of Equihot Herverzekering N.V. as of December 31, 1995. This audit was carried out by Moores Rowland International, Belgium, on financial statements prepared in accordance with generally accepted European accounting standards.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

         The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements are stated in United States dollars and are prepared in conformity with accounting principles generally accepted in the United States of America.

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Equihot Herverzekering N.V. All material intercompany transactions have been eliminated.

         Investments

         Investments consist of marketable equity securities available for sale. They are carried at fair value based on quoted market prices. Unrealized appreciation (depreciation) are excluded from operations and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

         Cash and Cash Equivalents

         For the purpose of presentation in the Company's statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (1) readily converted into known amounts of cash and (2) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

         Premiums and Determination of Underwriting Results and Reserves

         Premium revenues on short-duration reinsurance contracts is accounted for using the periodic method. Premiums that commence within the current underwriting year are taken into revenues as earned. Retrocession and acquisition costs together with claims incurred are matched against premiums. Calculations are made to determine the unearned premiums and deferred acquisition costs as necessary.

         Long-duration reinsurance contracts are accounted for using the open-year method. Premiums, retrocession and acquisition costs together with claims incurred are allocated to underwriting year accounts according to the inception of the contracts. The aggregation of the underwriting year accounts form the basis of the underwriting reserves on the balance sheet. The underwriting reserves will be desegregated and reported on the statement of operations as premiums, claims and expenses only when earned premiums become reasonably determinable. If at any time an underwriting year or class of business within an underwriting year shows a deficiency, this loss will be recognized immediately.

         Income Taxes

         Income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Such differences relate principally to the unrealized appreciation (depreciation) on investments, available for sale and the undistributed earnings of the foreign subsidiary.

         Retrocession

         Retrocession protection is purchased from other insurers and reinsurers by the Company in the normal course of business to reduce the Company's exposure to certain levels of risk. The Company, however, remains liable under its initial reinsurance contract, but then collects where appropriate from its own reinsurers. Premiums are allocated in whole or in part to the applicable underwriting year and are included in the determination of underwriting reserves.


3.       INVESTMENTS, AVAILABLE FOR SALE

         Substantially all of the investments, available for sale consist of marketable equity securities in South African mining companies, which are publicly traded on the London stock exchange.

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost for available for sale marketable equity securities are as follows:

                                                   June 30,      December 31,
                                                     1996            1995
                                                 -----------     ------------

           Marketable equity securities:
             Cost                                $24,778,581     $15,883,230
             Gross unrealized holding gains          486,713         737,743
             Gross unrealized holding losses        (239,489)       (830,615)
                                                 -----------     -----------

               Fair value                        $25,025,805     $15,790,358
                                                 ===========     ===========



4.      UNDERWRITING RESERVES

        Underwriting reserves consisted of the following:

                                                   June 30,      December 31,
                                                     1996            1995
                                                 -----------     -----------

           Reinsurance premiums written          $59,920,574     $45,158,208
           Retrocession premiums                 (28,101,366)    (24,456,449)
           Acquisition costs                      (5,416,288)     (3,791,913)
                                                 -----------     -----------

                                                 $26,402,920     $16,909,846
                                                 ===========     ===========

         Acquisition costs consist of commissions to the ceding companies and brokerage and agents commissions.

         Movements for the period January 1, 1996 to June 30, 1996 were as follows:

           Reinsurance premiums written          $14,762,366
           Retrocession premiums                  (3,644,917)
           Acquisition costs                      (1,624,375)
                                                 -----------

                                                 $ 9,493,074
                                                 ===========

5.      INCOME TAXES

        Prior to May 10, 1996, the Company was subject to corporate income taxes in Belgium. Subsequent to May 10, 1996, the Company is subject to corporate income taxes in both Belgium and the Unites States. The Company's effective tax rate is lower than what would be expected applying statutory tax rates because of expenses for tax purposes that are considered equity transactions for financial reporting purposes. For tax purposes, the Company incurred $699,863 of interest expense to stockholders under an agreement that was considered additional paid-in capital for financial reporting purposes. As of May 10, 1996, the underlying debt agreement was contributed to stockholders' equity as part of the exchange agreement (Note 1). No material net operating loss carryforwards are available due to additional equity transactions being treated as taxable events under Belgium tax laws.

        The provision for income taxes consists of the following:

                                            June 30,          December 31,
                                              1996               1995
                                           ----------         ------------

           Current:
             Foreign                       $  200,000          $       --

           Deferred:
             Federal                          850,000                  --
                                           ----------          ----------

                                           $1,050,000          $       --
                                           ==========          ==========


        Amounts for deferred income tax assets and liabilities are as follows:

                                                              June 30,          December 31,
                                                                1996               1995
                                                             ----------         ------------
           Deferred income tax assets:
             Unrealized depreciation on investments,
               available for sale                            $     -             $   38,000
                                                             ==========          ==========

           Deferred income tax liabilities:
             Unrealized appreciation on investments,
               available for sale                            $  100,000          $     --
             Undistributed earnings of foreign subsidiary       850,000                --
                                                             ----------          ----------

                                                             $  950,000          $     --
                                                             ==========          ==========

6.       RELATED PARTY TRANSACTIONS

         Transactions or balances with related parties included in the condensed consolidated financial statements are as follows:

            Statements of Operations

            All of the reinsurance premiums assumed were related to transactions with Equihot Verzekering N.V., while all the acquisition costs were due to transactions with Equihot Delfstoffen N.V.

            Balance Sheets

            All amounts due from and due to related parties represent non-interest bearing obligations, receivable from or payable to either Equihot Delfstoffen N.V. or one of its wholly-owned subsidiaries, and are due within one year.

7.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents are carried at their face amount.

         Investments, available for sale are carried at fair value as determined based on quoted market prices.

8.       RETAINED EARNINGS RESTRICTIONS

         Belgian company law requires 5% of annual net income to be transferred to a legal reserve which is not normally distributable to stockholders. These transfers must be made until the legal reserve has attained 10% of the value of the paid in common stock.

         Paid in common stock for the Company under Belgian company law is $1,594,896. At June 30, 1996 and December 31, 1995, the Company's legal reserve under Belgian company law was $111,000 and $6, respectively.

9.       CONTINGENCIES

         Underwriting reserves are provisions for the future losses based on individual underwriting years. To the extent that an underwriting year becomes fully developed and earned premiums can be ascertained, credit can be taken to the statement of operations comprising the loss provision no longer required.

         Belgian fiscal authorities have examined the records for the year ended December 31, 1994, the first year of activity as a reinsurer. By their letter on May 13, 1996, they contest the basis on which the Company has determined its underwriting reserves. Directors believe that the authorities have misunderstood the nature of the time frame of the risks provided against. A formal rejection of authorities' assertions is currently being drawn up.

         In the unlikely event of the total underwriting reserve for 1994 of $8,488,697 being deemed to be profit by the tax authorities, a tax charge of some $4,200,000 would arise. However, if the authorities accept the Directors' assertions, taxation will in any event become due for 1999 if the underwriting reserve of 1994 suffers no losses. Based on current tax rates, the amount payable at that time would be $3,600,000. Similar considerations may apply to the 1995 and 1996 underwriting years.

         Any change in the revenues recognition policy for tax purposes would result in gross temporary timing differences, the proposed adjustments would be substantially offset by deferred income taxes and would not be material to the condensed consolidated financial statements taken as a whole.



                                     PART I

                              FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein, see Item 1, together with the audited condensed financial statements as of May 10, 1996, see
Item 5.

         Overview

         Equisure, Inc. has a wholly-owned subsidiary, Equihot Herverzekering N.V., a Belgian reinsurer, incorporated in Belgium and operating principally from Antwerp, the main commercial Flemish city of Belgium. The word "Herverzekering" is Dutch-Flemish for reinsurance.

         Prior to May 10, 1996, Equihot Herverzekering N.V. was a wholly-owned subsidiary of Equihot Delfstoffen N.V. This former parent is a metals trading corporation, warehousing through third parties, with trade links in Australia, Indonesia, South Africa and Zambia.

         Equihot Herverzekering N.V. has been underwriting reinsurance since January 1, 1994, and specializes in financial risk and political risk reinsurance, as well as underwriting a general reinsurance account.

         In percentage terms, these two classes, financial and political, accounted for 100% of risks written for 1994, approximately 95% in 1995 and an estimated 65% for 1996. The target portfolio balance is 50% financial and political reinsurance and 50% general reinsurance to be achieved by the year ending 1997.

         The general reinsurance account is derived specifically from the following classes:

                                            1994     1995        1996
                                            ----     -----     ---------

           Marine Hull                       0%      3.50%     12.50% estimate
           Aviation Hull                     0%      0.90%      5.50% estimate
           Marine Cargo                      0%      0.57%     12.00% estimate
           Personal Accident                 0%       .00%      4.00% estimate
           Misc. Property and Casualty       0%       .00%      1.00% estimate

         No other classes of reinsurance are sought or accepted.

         The majority of the financial and political risk reinsurance is ultimately derived from the former parent trading activities. In overall reinsurance premiums written terms Equihot Herverzekering N.V. considers the financial and political risk sector to ceiling at approximately $30,000,000, by choice. In the general reinsurance sector, the intended ceiling is also approximately $30,000,000, again by choice, giving a combined $60,000,000 net premiums written ceiling per year. In balance sheet terms, Equihot Herverzekering N.V. is then limiting its annual underwriting premiums written to less than twice stockholders' equity. This deliberate under use of capacity allows for selective growth on a conservative basis, producing a steady increase in profitability. Reinsurance premiums written in the six months totalled $17,041,326, of which $2,278,960 related to short-term expired policies and therefore is credited to income, and $14,762,366 relates to longer term policies and therefore is credited to underwriting reserves.

         Related party transactions with the former parent, Equihot Delfstoffen N.V. are commission payments on business introduced. This agreement is in keeping with market levels of 10%, and will continue up until December 31, 2005.

         Equihot Verzekering N.V., an insurance company, fronts for part of Equihot Herverzekering N.V.'s business. Equihot Verzekering N.V. is owned 100% by Equihot Delfstoffen N.V. Since a reinsurer does not insure directly, it must enter into fronting arrangements with insurance companies. Fronting arrangements are defined as reinsurance arrangements in which the ceding insurance company issues a policy and reinsures all or substantially all of the insurance risk with the reinsurer. This service is provided for a fee of 2.5% on net ceded reinsurance premiums written from Equihot Verzekering N.V., and this level will be maintained until December 31, 1996. Thereafter, a fee of 5% will be levied on all business fronted by Equihot Verzekering N.V., up to December 31, 2005. This fronting fee is normal commercial practice, and 5% is considered by management to be competitive with market rates.

         On July 23, 1996, the management of Equisure, Inc. and a group of independent investors purchased 4,047,338 shares in Equisure, Inc. from Equihot Delfstoffen N.V. The total number of shares held by Equihot Delfstoffen N.V. had been 5,297,041. There are now 1,249,703 shares held by Equihot Delfstoffen N.V.

         The Directors are encouraged by the results of the Company since the acquisition on May 10, 1996, and will consider the payment of an interim dividend after the close of the third quarter ended September 30, 1996.


         Liquidity and Capital Resources

         The Company remains in a strong liquid position, despite a cash flow deficiency of $3,211,622, for the six months ended June 30, 1996. This was derived from positive cash flows from operations of $3,867,804, proceeds from the sale of investments of $7,117,868, reduced by the purchase of investments amounting to $13,895,107.

         Results of Operations

         Three Months Ended June 30, 1996, Compared to Three Months Ended June 30, 1995

         Reinsurance income assumed on the completion of short-duration reinsurance contracts for the three months ended June 30, 1996, of $1,162,007 showed a 7.7% increase on the comparative quarters figure of $1,079,192 and is reflective of the steady growth of business in this sector.

         Net investment income showed a marked increase from $222,000 for the three months ended June 30, 1995, to $2,502,094 for the three months ended June 30, 1996. The largest factor in respect of the increase in net investment income was the result of realized gains on the sale of selected quoted investments held for sale. This produced income of $2,118,112 for the three months ended June 30, 1996. No such comparative sales were made in the second quarter of 1995. The remainder of the increase was due to increases in dividend and interest income resulting from higher cash and investment balances in 1996, compared to 1995.

         Acquisition costs in respect of the underwriting of reinsurance contracts were down by 12.1% for the three months ended June 30, 1996 at $116,201 compared with $132,200 for the 1995 comparative quarter. This is due directly to the fact that the Company now deals directly with its main insurer, Equihot Verzekering N.V., rather than through a broker.

         Administrative expenses for the current quarter are down 4.7% at $654,517, compared with $686,591 for the three months ended June 30, 1995. This decrease is attributable to savings achieved by the restructuring of various administrative procedures.

         Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

         Interest payments of $487,500 for the three months ended June 30, 1995, represent the interest due on a note held by the previous parent, Equihot Delfstoffen N.V. No similar payment is shown for the three months ended June 30, 1996, as this has been eliminated during the consolidation of Equisure, Inc. with its subsidiary. The note was assigned to Equisure, Inc. by Equihot Delfstoffen N.V. on May 10, 1996 as part of the reverse purchase acquisition.

         No income taxes are due in respect of the results for the three months ended June 30, 1995, as this quarter represents the results of Equihot Herverzekering N.V. prior to the reverse purchase acquisition and no income taxes were payable in Belgium.

         Six Months Ended June 30, 1996, Compared to The Six Months Ended June 30, 1995

         Reinsurance premiums assumed on the completion of short-duration reinsurance contracts for the six months ended June 30, 1996, of $2,278,960 showed a 9.0% increase on the comparative six month's figure of $2,090,700 and is reflective of the steady growth of business in this sector.

         Net investment income showed a dramatic increase from $222,000 for the six months ended June 30, 1995, to $2,970,373 for the six months ended June 30, 1996. The largest factor in respect of the increase in net investment income was the result of realized gains on the sale of selected quoted investments held for sale. This produced income of $2,118,112 for the six months ended June 30, 1996. No such comparative sales were made in the first six months of 1995. The remainder of the increase was due to increases in dividend and interest income resulting from higher cash and investment balances in 1996, compared to 1995.

         Acquisition costs in respect of the underwriting of reinsurance contracts were down by 11.0% for the six months ended June 30, 1996 at $227,896 compared with $256,110 for the 1995 comparative six months. This is due directly to the fact that the Company now deals directly with its main insurer, Equihot Verzekering N.V., rather than through a broker.

         Administrative expenses for the six months ended June 30, 1996 are up 5.8% at $1,441,722, compared with $1,362,650 for the six months ended June 30, 1995. This increase is attributed to increases in marketing and research expenditures.

         Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies. During January, 1996, the U.S. dollar weakened against certain European currencies.

         Interest payments of $975,000 for the six months ended June 30, 1995, represent the interest due on a note held by the previous parent, Equihot Delfstoffen N.V. No similar payment is shown for the six months ended June 30, 1996, as this has been eliminated during the consolidation of Equisure, Inc. with its subsidiary. The note was assigned to Equisure, Inc. by Equihot Delfstoffen N.V. on May 10, 1996 as part of the reverse purchase acquisition.

         No income taxes are due in respect of the results for the six months ended June 30, 1995, as this six months represents the results of Equihot Herverzekering N.V. prior to the reverse purchase acquisition and no income taxes were payable in Belgium.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         Reference is made to a Form 8-K, filed on May 23, 1996.

Item 5.  Other Information



The following information was derived from the audited financial statements of Equisure, Inc. and Subsidiary as of May 10, 1996.


CONDENSED CONSOLIDATED AUDITED BALANCE SHEET

                  ASSETS

Assets:
   Investments, available for sale               $18,558,341
   Cash and cash equivalents                      35,471,966
   Accrued interest receivable                       103,994
   Premiums receivable                               107,548
   Prepaid reinsurance                             5,273,125
   Due from related party                          1,507,271
                                                 -----------

               Total assets                      $61,022,245
                                                 ===========



      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Underwriting reserves                         $21,484,702
   Reinsurance premiums payable                      493,695
   Due to related parties                          1,539,456
   Accrued expenses                                  325,682
   Deferred income taxes                           1,075,000
                                                 -----------

               Total liabilities                  24,918,535
                                                 -----------

Stockholders' equity:
   Common stock, par value $.001, authorized
     10,000,000 shares, issued and outstanding
     5,575,833 shares                                  5,576
   Additional paid-in capital                     35,640,660
   Retained deficit                               (1,142,637)
   Net unrealized appreciation on investments,
      available for sale                           1,600,111
                                                 -----------

               Total stockholders' equity         36,103,710
                                                 -----------

               Total liabilities and
                 stockholders' equity            $61,022,245
                                                 ===========


The following information was derived from the audited financial statements of Equisure, Inc. and Subsidiary for the period from January 1, 1996 to May 10, 1996.


CONDENSED CONSOLIDATED AUDITED STATEMENT OF OPERATIONS

Revenues:
   Reinsurance premiums assumed                  $ 1,476,952
   Retrocession premiums                                --
                                                 -----------

               Net premiums                        1,476,952

   Net investment income                             643,388
                                                 -----------

               Total revenues                      2,120,340
                                                 -----------

Expenses:
   Acquisition costs                                 147,695
   Administrative expenses                         1,088,926
   Foreign currency exchange loss                    362,473
                                                 -----------

               Total expenses                      1,599,094
                                                 -----------

               Net income                        $   521,246
                                                 ===========



Net income per share                             $       .10
                                                 ===========

Weighted average number of common
  shares outstanding                               5,297,041
                                                 ===========


Item 6.  Exhibits and Reports on Form 8-K


         Audited Consolidated Financial Statements of Equisure, Inc. and Subsidiary for the Period January 1, 1996 to May 10, 1996.


         Form 8-K filed May 23, 1996 regarding shareholders meeting.


         Form 8-K filed June 11, 1996 regarding change in accountants.


         Form 8-K filed July 11, 1996 regarding director who resigned.



                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 20, 1996

                                         Equisure, Inc.


                                         By /s/ D. J. Sachman
                                         -----------------------------------