Form 10QSB
period 1996-09-30
EQUISURE INC
filed 1996-11-21
CIK 917246

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from: _________________ to _________________

                         Commission file number 0-23178

                                 Equisure, Inc.
        (Exact name of small business issuer as specified in its charter)

        Minnesota                                          41-1309882
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                        527 Marquette Avenue, Suite 1800
                          Minneapolis, Minnesota 55402
                    (Address of principal executive offices)

                                 (612) 338-3738
                           (Issuer's telephone number)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of November 19, 1996, there were 5,575,833 shares of the issuer's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):

  Yes ___ ; No  _X_




                          EQUISURE, INC. AND SUBSIDIARY



                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
             Required by Form 10-Q                                                2

           Condensed Consolidated Balance Sheets of Equisure, Inc.
             and Subsidiary as of September 30, 1996 and December
             31, 1995                                                             3

           Condensed Consolidated Statements of Operations
             of Equisure, Inc. and Subsidiary for the Three and
             Nine Months Ended September 30, 1996 and 1995                        4

           Condensed Consolidated Statement of Stockholders'
             Equity for the Nine Months Ended September 30, 1996                  5

           Condensed Consolidated Statements of Cash Flows
             of Equisure, Inc. and Subsidiary for the Nine Months
             Ended September 30, 1996 and 1995                                    6

           Notes to Condensed Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                               13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     17

Item 2.    Changes in Securities                                                 17

Item 3.    Defaults upon Senior Securities                                       17

Item 4.    Submission of Matters to a Vote of Security Holders                   17

Item 5.    Exhibits and Reports                                                  17

Item 6.    Other Information                                                     17

Signatures                                                                       18



                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Equisure, Inc. (formerly Aloe Vera Naturel, Inc.) (the "Registrant"), files herewith condensed consolidated balance sheets of the Registrant as of September 30, 1996, and December 31, 1995, and the related condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, together with the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. In the opinion of the management of the Registrant, the condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Registrant for the interim periods presented.

The Registrant was incorporated on August 12, 1977, and for several years prior to May 10, 1996, was not engaged in any business activity. On May 10, 1996, the Registrant acquired, as a wholly-owned subsidiary, Equihot Herverzekering N.V.
(EH), which operates under the laws of Belgium and whose principal activity is the assumption of risks arising from reinsurance policies. Effective, May 10, 1996, the stockholders of the Registrant approved amendments to its Articles of Incorporation changing the corporate name to Equisure, Inc.

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

Following the exchange, the former stockholder of EH, Equihot Delfstoffen N.V., held 95% of the Registrant's common stock outstanding. For accounting purposes, this exchange/acquisition was treated as a reverse purchase acquisition. As a result, the condensed consolidated financial statements filed herewith present the operations of EH prior to May 10, 1996 and include the Registrant's operations only from the date of acquisition.

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




                          EQUISURE, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                               1996                1995
                                                                           -----------          -----------
                                                                           (Unaudited)          (Unaudited)
                  ASSETS

Assets:
    Investments, available for sale                                        $30,721,620          $15,790,358
    Cash and cash equivalents                                               24,296,571           32,216,805
    Premiums receivable                                                      1,201,774               75,329
    Prepaid reinsurance                                                      3,437,500                  -
    Due from related party                                                   9,389,754           10,751,974
    Accrued interest                                                           241,240               80,680
    Deferred income taxes                                                         -                  38,000
                                                                           -----------          -----------

               Total assets                                                $69,288,459          $58,953,146
                                                                           ===========          ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Underwriting reserves                                                  $27,985,235          $16,909,846
    Premiums payable                                                           253,976              822,232
    Accrued income taxes                                                       671,000                 -
    Due to related parties                                                   1,144,407            6,618,235
    Deferred income taxes                                                    1,098,000                 -
    Other                                                                      733,668              675,352
                                                                           -----------          -----------

               Total liabilities                                            31,886,286           25,025,665
                                                                           -----------          -----------

Stockholders' equity:
    Common stock, par value $0.001, authorized 10,000,000 shares, issued and outstanding 5,575,833 shares at September 30, 1996 and no par value, authorized, issued and outstanding
      50,000 shares at December 31, 1995                                         5,576            1,594,896
    Additional paid-in capital                                              35,640,660           34,051,340
    Retained earnings (deficit)                                              1,700,162           (1,663,883)
    Net unrealized appreciation (depreciation)
      on investments, available for sale                                        55,775              (54,872)
                                                                           -----------          -----------

               Total stockholders' equity                                   37,402,173           33,927,481
                                                                           -----------          -----------

               Total liabilities and
                 stockholders' equity                                      $69,288,459          $58,953,146
                                                                           ===========          ===========


The December 31, 1995 figures represent the historic position of Equihot Herverzekering, N.V.

            See Notes to Condensed Consolidated Financial Statements.



                          EQUISURE, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                    -----------------------------        -------------------------
                                                       1996               1995              1996              1995
                                                    ----------         ----------        ----------        -------
                                                         (Unaudited)                          (Unaudited)
Revenues:
    Reinsurance income assumed                      $2,216,244         $2,202,207        $4,495,204        $4,292,907

    Net investment income                              660,942            561,921         3,631,315           783,921
                                                    ----------         ----------        ----------        ----------

              Total revenues                         2,877,186          2,764,128         8,126,519         5,076,828
                                                    ----------         ----------        ----------        ----------

Expenses:
    Acquisition costs                                  221,624            269,771           449,520           525,881
    Administrative expenses                            751,703            646,628         2,193,425         2,009,278
    Foreign currency exchange (gains) losses            85,342             (6,969)          387,529            15,260
    Interest                                              -               487,500              -            1,462,500
                                                    ----------         ----------        ----------        ----------

              Total expenses                         1,058,669          1,396,930         3,030,474         4,012,919
                                                    ----------         ----------        ----------        ----------

    Income before income taxes                       1,818,517          1,367,198         5,096,045         1,063,909

Income taxes                                          (682,000)              -           (1,732,000)             -
                                                    ----------         ----------        ----------         ---------

              Net income                            $1,136,517         $1,367,198        $3,364,045        $1,063,909
                                                    ==========         ==========        ==========        ==========

Net income per weighted average
    number of common shares outstanding             $      .20         $      .26        $      .62        $      .20
                                                    ==========         ==========        ==========        ==========

Weighted average number of common
    shares outstanding                               5,575,833          5,297,041         5,443,075         5,297,041
                                                    ==========         ==========        ==========        ==========

The 1995 comparative figures represent the historic position of Equihot Herverzekering, N.V.


            See Notes to Condensed Consolidated Financial Statements.



                          EQUISURE, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)





                                                   Common Stock                     Additional
                                                   ------------                      Paid-In
                                              Shares             Amount              Capital
                                            ---------          ----------          -----------
BALANCE, January 1, 1996                       50,000          $1,594,896          $34,051,340

   Effects of reverse purchase acquisition:
       Recapitalization                     5,247,041          (1,589,599)           1,589,599
       Issuance of additional
         common stock to
         effect merger                        278,792                 279                 (279)

   Change in unrealized
     appreciation on
     investments, available
     for sale                                    -                   -                    -

   Net income                                    -                   -                    -
                                            ---------          ----------          -----------

BALANCE, September 30, 1996                 5,575,833          $    5,576          $35,640,660
                                            =========          ==========          ===========




(WIDE TABLE CONTINUED FROM ABOVE)



                                                Net Unrealized
                                                 Appreciation
                                                (Depreciation)             Net
                                                On Investments,          Retained
                                                  Available              Earnings
                                                   For Sale             (Deficit)             Total
                                                ----------             -----------         -----------
BALANCE, January 1, 1996                        $  (54,872)            $(1,663,883)        $33,927,481

   Effects of reverse purchase acquisition:
       Recapitalization                               -                       -                   -
       Issuance of additional
         common stock to
         effect merger                                -                       -                   -

   Change in unrealized
     appreciation on
     investments, available
     for sale                                      110,647                    -                110,647

   Net income                                         -                  3,364,045           3,364,045
                                                ----------             -----------         -----------

BALANCE, September 30, 1996                     $   55,775             $ 1,700,162         $37,402,173
                                                ==========             ===========         ===========



            See Notes to Condensed Consolidated Financial Statements.




                          EQUISURE, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          -------------
                                                                                    1996                 1995
                                                                                 -----------         -----------
                                                                                           (Unaudited)
Cash flows from operating activities:
   Net income                                                                    $ 3,364,045         $ 1,063,909
   Adjustments to reconcile net income to net
      cash flows from operating activities:
        Gains on sale of investments                                              (2,199,550)               -
        Foreign currency exchange loss                                               287,529              15,260
        Deferred income taxes                                                      1,061,000                -
        Change in:
          Premiums receivable                                                     (1,126,445)               -
          Prepaid reinsurance                                                     (3,437,500)               -
          Underwriting reserves                                                   11,075,389           6,690,206
          Due from/due to related parties                                         (3,731,650)          2,058,573
          Premiums payable                                                          (840,295)               -
          Accrued income taxes                                                       671,000                -
          Other                                                                     (210,163)            590,181
                                                                                 -----------         -----------
               Net cash flows from operating activities                            4,913,360          10,418,129
                                                                                 -----------         -----------

Cash flows from investing activities:
   Proceeds from sale of investments                                               8,018,106                -
   Purchases of investments                                                      (20,564,171)               -
                                                                                 -----------         -----------
               Net cash flows from investing activities                          (12,546,065)               -
                                                                                 -----------         -----------


Effect of foreign currency exchange rate
   changes on cash                                                                  (287,529)            (15,260)
                                                                                 -----------         -----------

               Net change in cash and
                 cash equivalents                                                 (7,920,234)         10,402,869

Cash and cash equivalents, beginning of period                                    32,216,805          19,316,261
                                                                                 -----------         -----------

Cash and cash equivalents, end of period                                         $24,296,571         $29,719,130
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


            See Notes to Condensed Consolidated Financial Statements.




                          EQUISURE, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996 (UNAUDITED)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

           The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

           The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

           Investments

           Investments consist of marketable equity securities and certificates of gold deposit available for sale. They are carried at fair value based on quoted market prices. Unrealized appreciation (depreciation) are excluded from operations and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

           Cash and Cash Equivalents

           For the purpose of presentation in the Company's condensed consolidated statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (1) readily converted into known amounts of cash and (2) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

           Premiums and Determination of Underwriting Results and Reserves

           Premium revenues on short-duration reinsurance contracts of between 30 and 90 days duration, are accounted for using the periodic method. Premiums that commence within the current underwriting year are taken into revenues as earned. Retrocession and acquisition costs together with claims incurred are matched against premiums. Calculations are made to determine the unearned premiums and deferred acquisition costs as necessary.

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

           Income Taxes

           Income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Such differences relate principally to the unrealized appreciation (depreciation) on investments, available for sale and the undistributed earnings of the foreign subsidiary.

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

2.      INVESTMENTS, AVAILABLE FOR SALE

        Investments available for sale consist of marketable equity securities which are publicly traded on exchanges in London and the United States and marketable certificates of gold deposit.

        The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost are as follows:

                                                           September 30,        December 31,
                                                               1996                1995
                                                           -----------          -----------
           Marketable equity securities:
             Cost                                          $27,167,814          $15,883,230
             Gross unrealized holding gains                  1,027,288              737,743
             Gross unrealized holding losses                  (902,482)            (830,615)
                                                           -----------          -----------

                 Fair value                                 27,292,620           15,790,358
                                                           -----------          -----------

           Marketable certificates of gold deposit:
             Cost                                            3,461,031                 -
             Unrealized holding losses                         (32,031)                -
                                                           -----------          -----------

                Fair value                                   3,429,000                 -
                                                           -----------          -----------

           Total fair value                                $30,721,620          $15,790,358
                                                           ===========          ===========

3.      UNDERWRITING RESERVES

        Underwriting reserves consisted of the following:

                                             September 30,        December 31,
                                                 1996                1995
                                             -----------          -----------
           Reinsurance premiums written      $64,292,956          $45,158,208
           Retrocession premiums             (30,299,182)         (24,456,449)
           Acquisition costs                  (6,008,539)          (3,791,913)
                                             -----------          -----------

                                             $27,985,235          $16,909,846
                                             ===========          ===========

        Acquisition costs consist of commissions to the ceding companies and brokerage and agents commissions.

        Movements for the period from January 1, 1996 to September 30, 1996 were as follows:

           Balance, January 1, 1996                   $16,909,846
           Reinsurance premiums written                19,134,748
           Retrocession premiums                       (5,842,733)
           Acquisition costs                           (2,216,626)
                                                      -----------

           Balance, September 30, 1996                $27,985,235
                                                      ===========

4.      INCOME TAXES

        Prior to May 10, 1996, the Company was subject to corporate income taxes in Belgium. Subsequent to May 10, 1996, the Company is subject to corporate income taxes in both Belgium and the Unites States. The Company's effective tax rate is lower than what would be expected applying statutory tax rates because of expenses for tax purposes that are considered equity transactions for financial reporting purposes. For tax purposes, the Company incurred $699,863 of interest expense to stockholders under an agreement that was considered additional paid-in capital for financial reporting purposes. As of May 10, 1996, the underlying debt agreement was contributed to stockholders' equity as part of the exchange agreement. No material net operating loss carryforwards are available due to additional equity transactions being treated as taxable events under Belgium tax laws.

        The provision for income taxes consists of the following:

                                              September 30,        December 31,
                                                  1996                1995
                                              ----------           ----------
           Current:
             Foreign                          $  671,000           $     -

           Deferred:
             Federal                           1,061,000                 -
                                              ----------           ----------

                                              $1,732,000           $     -
                                              ==========           ==========

        Amounts for deferred income tax assets and liabilities are as follows:

                                                                September 30,        December 31,
                                                                    1996                1995
                                                                ----------           ----------
           Deferred income tax assets:
             Unrealized depreciation on investments,
               available for sale                               $     -              $   38,000
                                                                ==========           ==========

           Deferred income tax liabilities:
             Unrealized appreciation on investments,
               available for sale                               $   37,000           $     -
             Undistributed earnings of foreign
               subsidiary                                        1,061,000                 -
                                                                ----------           ----------

                                                                $1,098,000           $     -
                                                                ==========           ==========

5.      RELATED PARTY TRANSACTIONS

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

6.      FAIR VALUES OF FINANCIAL INSTRUMENTS

        Cash and cash equivalents are carried at their face amount.

        Investments, available for sale are carried at fair value as determined based on quoted market prices.

7.      RETAINED EARNINGS RESTRICTIONS

        Belgian company law requires 5% of annual net income to be transferred to a legal reserve which is not normally distributable to stockholders. These transfers must be made until the legal reserve has attained 10% of the value of the paid in common stock.

        Paid in common stock for the Company under Belgian company law is $1,594,896. At September 30, 1996 and December 31, 1995, the Company's legal reserve under Belgian company law was $159,490 and $6, respectively.

8.      CONTINGENCIES

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

9.      SUBSEQUENT EVENT

        On November 15, 1996, the Company announced a forward stock split of two for one effective for stockholders of record November 22, 1996 and will be distributed on November 29, 1996.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein, see Item 1.

   Overview

   Equisure, Inc. has a wholly-owned subsidiary, Equihot Herverzekering N.V., a Belgian reinsurer, incorporated in Belgium and operating principally from Antwerp, the main commercial Flemish city of Belgium. The word
   "Herverzekering" is Dutch- Flemish for reinsurance.

   Equihot Herverzekering N.V. has been underwriting reinsurance since January 1, 1994, and specializes in financial risk and political risk reinsurance, as well as underwriting a general reinsurance account.

   The majority of the financial and political risk reinsurance is ultimately derived from the former parent trading activities. In overall reinsurance premiums written terms Equihot Herverzekering N.V. considers the financial and political risk sector to ceiling at approximately $30,000,000, by choice. In the general reinsurance sector, the intended ceiling is also approximately $30,000,000, again by choice, giving a combined $60,000,000 net premiums written ceiling per year. In balance sheet terms, Equihot Herverzekering N.V. is then limiting its annual underwriting premiums written to less than twice stockholders' equity. This deliberate under use of capacity allows for selective growth on a conservative basis, producing a steady increase in profitability. Reinsurance premiums written in the nine months totalled $23,629,952, of which $4,495,204 related to short-term expired policies and therefore is credited to income, and $19,134,748 relates to longer term policies and therefore is credited to underwriting reserves.

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

   During the third quarter of 1996 the Company entered into the final stages of the negotiation of a significant reinsurance contract within the United States. The major part of the contract will be effective during 1997. The contract, if agreed by both parties, will still require approval by U.S. insurance regulatory authorities.

   The Company has continued to increase its operational profitability with increases in reinsurance premiums assumed. It is envisaged that this trend will continue.

   The Directors are encouraged by the results of the Company since the acquisition on May 10, 1996. The decision regarding the distribution of a dividend has been deferred until the financial year end, December 31, 1996.

   Liquidity and Capital Resources

   The Company remains in a strong liquid position, despite a cash flow decrease of $7,920,234 for the nine months ended September 30, 1996. This was as a result of positive cash flows from operating activities of $4,913,360, proceeds from the sale of investments of $8,018,106 which totals $12,931,466, reduced by the purchase of investments totalling $20,564,171.

   Results of Operations

      Three Months Ended September 30, 1996, Compared to Three Months Ended September 30, 1995

      Reinsurance income assumed on the completion of short-duration reinsurance contracts for the three months ended September 30, 1996, of $2,216,244 showed a 0.6% increase on the comparative quarters figure of $2,202,207 and is reflective of the continued steady growth of business in this sector.

      Net investment income showed an increase from $561,921 for the three months ended September 30, 1995, to $660,942 for the three months ended September 30, 1996. The largest factor in respect of the increase in net investment income was the result of realized gains on the sale of selected quoted investments held for sale. This produced income of $81,438 for the three months ended September 30, 1996. No such comparative sales were made in the third quarter of 1995. The remainder of the increase was due to increases in dividend and interest income resulting from higher total cash and investment balances in 1996, compared to 1995.

      Acquisition costs in respect of the underwriting of reinsurance contracts were down by 17.8% for the three months ended September 30, 1996 at $221,624 compared with $269,771 for the 1995 comparative quarter. This is due directly to the fact that the Company now deals directly with its main front carrier, Equihot Verzekering N.V., rather than through a broker.

      Administrative expenses for the current quarter are up 16.2% at $751,703, compared with $646,628 for the three months ended September 30, 1995. This increase is attributable to increases in marketing and research expenditures, together with regulatory costs.

      Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

      Interest payments of $487,500 for the three months ended September 30, 1995, represent the interest due on a note held by the previous parent, Equihot Delfstoffen N.V. No similar payment is shown for the three months ended September 30, 1996, as this has been eliminated during the consolidation of Equisure, Inc. with its subsidiary. The note was assigned to Equisure, Inc. by Equihot Delfstoffen N.V. on May 10, 1996 as part of the reverse purchase acquisition.

      No income taxes are due in respect of the results for the three months ended September 30, 1995, as this quarter represents the results of Equihot Herverzekering N.V. prior to the reverse purchase acquisition and no income taxes were payable in Belgium.

      Nine Months Ended September 30, 1996, Compared to Nine Months Ended September 30, 1995

      Reinsurance premiums assumed on the completion of short-duration reinsurance contracts for the nine months ended September 30, 1996, of $4,495,204 showed a 4.7% increase on the comparative nine month's figure of $4,292,907 and is reflective of the continued steady growth of business in this sector.

      Net investment income showed a dramatic increase from $783,921 for the nine months ended June 30, 1995, to $3,631,315 for the nine months ended September 30, 1996. The largest factor in respect of the increase in net investment income was the result of realized gains on the sale of selected quoted investments held for sale. This produced income of $2,199,550 for the nine months ended September 30, 1996. No such comparative sales were made in the first nine months of 1995. The remainder of the increase was due to increases in dividend and interest income resulting from higher total cash and investment balances in 1996, compared to 1995.

      Acquisition costs in respect of the underwriting of reinsurance contracts were down by 14.5% for the nine months ended September 30, 1996 at $449,520 compared with $525,881 for the 1995 comparative nine months. This is due directly to the fact that the Company now deals directly with its main front carrier, Equihot Verzekering N.V., rather than through a broker.

      Administrative expenses for the nine months ended September 30, 1996 are up 9.2% at $2,193,425, compared with $2,009,278 for the nine months ended September 30, 1995. This increase is attributable to increases in marketing and research expenditures, together with regulatory costs.

      Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

      Interest payments of $1,462,500 for the nine months ended September 30, 1995, represent the interest due on a note held by the previous parent, Equihot Delfstoffen N.V. No similar payment is shown for the nine months ended September 30, 1996, as this has been eliminated during the consolidation of Equisure, Inc. with its subsidiary. The note was assigned to Equisure, Inc. by Equihot Delfstoffen N.V. on May 10, 1996 as part of the reverse purchase acquisition.

      No income taxes are due in respect of the results for the nine months ended September 30, 1995, as this nine months represents the results of Equihot Herverzekering N.V. prior to the reverse purchase acquisition and no income taxes were payable in Belgium.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Reference is made to a Form 14-A, filed on August 29, 1996.

      Reference is made to a Form 14-A, filed on October 15, 1996.

ITEM 5.  EXHIBITS AND REPORTS

      Reference is made to a Form 8-K filed on November 21, 1996.

      Reference is made to a Form 8-A filed on November 21, 1996.

ITEM 6.  OTHER INFORMATION

      On November 15, 1996, the Company announced a forward stock split of two for one effective for stockholders of record November 22, 1996 and will be distributed on November 29, 1996.

                                   SIGNATURES

   In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:




/S/ D.J. Sachman