Form 10KSB
period 1996-12-31
EQUISURE INC
filed 1997-04-15
CIK 917246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
    DECEMBER 31, 1996                                             0-23178

                                 EQUISURE, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                              41-1309882
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

         701 FOURTH AVENUE SOUTH, MINNEAPOLIS, MN                   55415
         (Address of principal executive offices)                 (Zip Code)

              Registrant's telephone number, including area code:
                                 (612) 337-9507
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             Common Stock, $.001 par value - American Stock Exchange
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  _X_               No___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [__].

      Registrant's revenues for fiscal year ended December 31, 1996: $13,265,274

      Aggregate market value of voting stock held by non-affiliates of registrant as of April 10, 1997: Approximately $62,000,000.

      Number of shares outstanding as of March 1, 1997: 11,151,666 shares of Common Stock, $.001 par value.

      Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement, for the 1997 Annual Meeting of Shareholders to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

      The Company, through its wholly owned subsidiary, formed under the laws of Belgium, Equihot Herverzekering N.V. ("EH"), is engaged in the business of providing reinsurance to insurance companies and to the reinsurance departments of major corporations. EH has been underwriting reinsurance since January 1, 1994, and specializes in financial risk and political risk reinsurance, as well as underwriting a general reinsurance account.


BACKGROUND

      On May 10, 1996, the Company (formerly Aloe Naturel, Inc.) acquired EH from Equihot Delfstoffen N.V. ("ED") pursuant to an exchange of 100% of the shares of EH for 10,594,082 shares (adjusted to reflect a 2-for-1 stock split in November 1996) of the Company's common stock, representing approximately 95% of the Company's then outstanding shares of common stock. On July 23, 1996, a group of investors, including management of the Company, purchased 8,094,676 shares (adjusted for the November 1996 stock split) of the Company's common stock from ED. Following this purchase, ED's ownership of the Company's common stock was reduced to 22% of the then outstanding shares.

      For accounting purposes, the exchange was treated as a reverse purchase acquisition. As a result, the consolidated financial statements included in this report present the operations of EH prior to May 10, 1996, and include the Company's operations only from the date of acquisition.

      The "Company" or "Equisure" when used herein refers to Equisure, Inc., and its predecessors, including EH, unless otherwise indicated. In May 1996, immediately prior to the exchange of the Company's common stock for the outstanding shares of EH, the shareholders of the Company approved a 1-for-20 split of the common stock. In November 1996, as a requirement of being listed on the American Stock Exchange, the Company approved a 2-for-1 forward split of the common stock. Except as otherwise indicated, all information in this report has been adjusted to reflect both of the stock splits. On December 3 1996 the Company's Common Stock began trading on the American Stock Exchange (see Part III, Item 5).


UNDERWRITING OPERATIONS

      The Company's reinsurance activities are carried out by EH, its wholly owned Belgium reinsurance subsidiary. EH has historically conducted business out of Antwerp, the main commercial Flemish city of Belgium. The word
"Herverzekering" is Dutch-Flemish for reinsurance.

      EH has been underwriting reinsurance since January 1, 1994. EH was formed for the purpose of providing reinsurance emanating from the trading activities of ED, its former parent. Substantially all political and financial risk reinsurance written to date pertains to these activities. While the Company believes that the percentage of its business connected with the former parents' activities will decrease as the Company's business expands, it expects that such business will continue to represent a significant portion of the Company's business. Equihot Verzekering N.V. ("EV"), an insurance company which is owned 100% by ED, fronts for the insurance which the Company provides with respect to ED's trading activities. Since a reinsurer does not directly insure the underlying risk, a reinsurer must enter into fronting arrangements with other insurance companies. Fronting arrangements are defined as reinsurance in which the ceding (reinsuring) insurance company issues a policy and reinsures all or substantially all of the insurance risk with the reinsurer. EV provides this fronting service for a fee (2.5% on net ceded reinsurance premiums written for EV for periods prior to December 31, 1996 and 5% on such premiums from January 1, 1997 to December 31, 2005). The Company believes this fronting fee is normal commercial practice and believes 5% to be competitive with market rates.

      Historically, EH has underwritten international trading risks associated with the delivery of metals and metal products and the failure of parties to honor their contracts due to political upheaval and financial instability. Beginning in 1995, EH initiated efforts to expand its reinsurance activity to include a general book of business. EH writes reinsurance for established international insurance companies with proven risk management experience and acceptable levels of loss ratio. In addition to earning revenue directly from reinsurance premiums, EH generates income by investing its reserve funds. Historically, EH's reinsurance risks have been primarily located in African countries. In 1996, EH began expanding into the North American, European and South American reinsurance markets.

      In percentage terms, political and financial risk accounted for approximately 100%, 95% and 84% of the Company's reinsurance business in the 12-month periods ended December 31, 1994, 1995 and 1996, respectively. EH's target portfolio balance is 50% political and financial reinsurance and 50% general reinsurance, which it expects to achieve during the fiscal year ending December 31, 1997. The reinsurance portfolio is derived specifically from the following classes:

Type of Reinsurance               1994           1995            1996
-------------------               ----           ----            ----

Political                         60%            57%             50%
Financial                         40%            38%             34%
Marine                             0%             4%             11%
Aviation                           0%             1%              2%
Accident & Health                  0%             0%              1%
Casualty                           0%             0%              2%

      The majority of financial risk business is at present obtained from African historic sources and is renewable. The Company believes that there is potential for growth in this sector from new sources and new accounts have been written, emanating from Europe and North America.

      The majority of other general business written in 1996 was marine, both hull and cargo. This business, together with that of aviation, accident and health, and casualty is located in North America, South America and Europe.

      The Company is currently focusing on broadening its portfolio of mixed commercial reinsurance business in specific areas that fall within the Company's established criteria of risk management. This will also contribute to establishing a balanced book of business to minimize dependence upon any one particular area or class.

      In the normal course of business and as part of the Company's policy, it seeks to lessen the aggregated risk exposure that may arise from substantial events that cause unfavorable underwriting results, by reinsuring certain levels of risks in various areas of exposure with other reinsurance enterprises. The Company's exposure is continually monitored and decisions made in respect of either individual risks or classes of risk.

      In order to reduce its operating expenses, on February 14, 1997 the Company purchased from an investment company, a 65% interest in J.H. Minet Monaco S.A.M., an insurance and reinsurance broker incorporated in Monaco, that has been a dormant shell for the past several years. A name change was effected on February 14, 1997 to Aviation Maritime Transportation (Insurance Brokers) S.A.M. Equisure will utilize the reinsurance brokering service of AMT to replace the Company's existing outsourced underwriting administration services. As a result, underwriting administration costs are expected to be less in 1997 as a percentage of total operating costs.


MARKETING AND DISTRIBUTION

      The Company has developed niche areas of reinsurance business. Business is developed based on long standing relationships worldwide within the insurance and reinsurance community rather than by conventional marketing techniques. Utilizing the experience and network of contacts of management, the Company is able to identify and work with producing brokers and insurers to develop new business opportunities. In the United States in particular, the Company is working closely with insurers in conjunction with well established general agents, who are responsible for the administration of individual accounts. This enables the Company to conduct its business without the need for, and restrictions of, a substantial workforce, while maintaining the necessary management and underwriting controls.


LOSSES AND LOSS RESERVES

      The Company maintains reserves for the payment of losses and loss adjustment expenses for all lines of business. The determination of reserves for losses and loss adjustment expenses is dependent on receipt of information regarding claims and historical loss experiences. Generally, there is a lag between the time losses are incurred and the time they are reported to the Company.

      The reserves for losses are based on an estimate of the ultimate unpaid net cost of all losses incurred through December 31 of each year for its short-term reinsurance business, and are based on written premiums for its long-term political and financial risk reinsurance business, which is accounted for under the open year method. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements. Since the provision is necessarily based on actual known losses together with estimates, the ultimate liability may be more or less than such provision. The reserves are regularly evaluated and adjusted when circumstances indicate an adjustment is required.


INVESTMENT POLICY

      A major source of income to a reinsurance company is income earned on the investment of amounts not currently required to meet losses or expenses. The principal funds available for investment by the Company come from accumulated capital, and the cumulative excess of premiums collected over losses and operating expenses paid.

      The Company's investments are managed in a manner consistent with investment guidelines that are established by the Board of Directors. The Company invests in equity securities traded on major stock exchanges in Europe and the United States. The Company also has a small commodity portfolio comprised of certificates of gold deposits. See Note 4 of the Notes to the Consolidated Financial Statements.

      Short term and medium term dollar and multicurrency deposits are made for 30 days, 90 days and 180 days. Where possible the Company operates interest bearing current accounts. The Company does not invest in real estate securities, "high yield" or "junk" bonds or derivatives. The Company's philosophy is to deploy assets and reinvest when market conditions dictate.


COMPETITION

      The reinsurance industry is highly competitive. The Company faces competition from numerous reinsurance companies. These reinsurers may vary in terms of size, quality, operating histories and financial, marketing and management resources. Many of these competitors have substantially greater financial resources than the Company. The Company does not attempt to compete on the basis of volume or large market share, but seeks to identify market niches where it believes it can achieve a higher profit.


REGULATION

      The Company's business as currently conducted is not subject to direct regulation by any national or state insurance authority. However, the ability of insurance companies which are subject to such regulation to do business with the Company, may be affected by such regulations. For example, in the United States the Company has, where appropriate, established trust funds in the United States to allow the cedant companies to take credit for ceded reinsurance within their financial statements.


EMPLOYEES

         The administrative structure of the Company at present permits it to operate efficiently without the need for a large number of employees. The Company relies on outsourcing for substantially all of its routine administrative tasks. At March 31, 1997, the Company had 32 people employed via outsourcing and the Company's own staff, including its four executive officers.

         The executive officers of the Company are as follows:

           Name                                     Position
------------------------------        -------------------------------------

Peter G. Uttley                       Chairman of the Board of Directors
Barrie Harding                        President and Chief Executive Officer
David J. Sachman                      Chief Financial Officer
Professor Gerda Elsen                 Technical Officer and Actuary



ITEM 2.  DESCRIPTION OF PROPERTY.

         Equisure's corporate headquarters in the United States are located in leased offices at 701 Fourth Avenue South, Minneapolis, Minnesota 55415.

         Equihot Herverzekering N.V., the operating subsidiary, rents offices in Antwerp, Belgium and has office facilities available to it in Monaco, Europe and in Cape Town and Johannesburg, South Africa.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending material legal proceedings to which Equisure is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the Company's stockholders was held on October 29, 1996. The purpose of the meeting was to (i) ratify and approve all actions taken at the May 10, 1996 Special Meeting of Stockholders of the Company, including the adoption of the Plan of Exchange with Equihot Herverzekering N.V. and (ii) to approve an amendment to the Company's Articles of Incorporation in order to increase the number of authorized shares of Common Stock from 10,000,000 to 50,000,000 shares. Each item was approved by the stockholders, the votes (based on numbers before the November 2 for 1 stock split) for, against and abstaining with respect to each matter being as follows: (i) for 4,002,139, against 52 and abstentions none; and (ii) for 4,002,105, against 86 and abstentions none.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

         The number of record holders of the Company's Common Stock ("Common Stock") on April 14, 1997 was 648. Prior to October 30, 1996 there was no active public trading market for the Common Stock. On October 29, 1996, the Company's Common Stock began trading on the Nasdaq Bulletin Board, and on December 3, 1996, the Common Stock began trading on the American Stock Exchange under the symbol EQE. During the period from October 30 to December 3, 1996, the highest closing asked and lowest closing bid prices for the Company's Common Stock were $6.50 and $2.50, respectively, as reported by the National Quotation Bureau, Inc. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions and may not represent actual transactions.

         During the period between December 3 and December 31, 1996, sale prices as reported by the American Stock Exchange were as follows:

                                                            December 3-31, 1996
                                                            -------------------

               Opening Sales Price December 3, 1996              $  6.25

               Highest Sales Price                               $ 10.25

               Lowest Sales Price                                $  6.25

               Closing Sales Price December 31, 1996             $  7.5625

         The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         On May 10, 1996, Equisure entered into an exchange agreement with ED, pursuant to which ED exchanged all outstanding common stock of EH for shares of Equisure's Common Stock. Immediately following the exchange, ED held 95% of the Company's outstanding shares of Common Stock (subsequently reduced to 22%). For accounting purposes, the exchange was treated as a reverse purchase acquisition. As a result, the consolidated financial statements included in this report present the operations of EH prior to May 10, 1996 and include the Company's operations only from the date of acquisition.

         Premium income on short-duration reinsurance contracts is accounted for using the periodic method. Under the periodic method, premiums that commence within the current underwriting year are taken into revenues as earned. Reinsurance premiums ceded and acquisition costs together with claims incurred are matched against premiums. Calculations are made to determine the unearned premiums and deferred acquisition costs as necessary. Long-duration foreign reinsurance contracts are accounted for using the open year method. Under the open year method, premiums, reinsurance premiums ceded and acquisition costs together with claims incurred are allocated to the loss reserves on the balance sheet. The loss reserves, relating to the open year method, will be disaggregated and reported on the statement of operations as premiums, claims and expenses only when earned premiums become reasonably determinable, generally at the end of the policy term. If at any time an underwriting year or class of business within an underwriting year shows a deficiency, this loss will be recognized immediately.

         Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred, and amortized over the terms of the policies or reinsurance treaties to which they relate.

         The liability for losses and loss adjustment expenses includes amounts determined from loss reports and individual cases and amounts, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.


RESULTS OF OPERATION - TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

         Income before taxes was $7,117,036 in 1996 compared to $3,030,260 in 1995, an increase of 135%. The income tax provision in 1996 was $2,500,000 compared to 0 in 1995, as a result of the Company becoming subject to taxation in the United States during 1996. Net income was $4,617,036 for 1996 compared with $3,030,260 for 1995, an increase of 52% for the year. Net income per share as a result has risen from $0.29 to $0.42, an increase of 45%. The variance in these two percentage rates is due to the small difference in the weighted average number of common shares outstanding between 1996 and 1995.

         Total revenues for 1996 of $13,265,274 compared to $6,918,497 for 1995, an increase of 92%. This reflects the Company's concerted effort to maximize investment income and achieve growth in the reinsurance business.

         Earned premiums assumed on short-term business for 1996 of $10,657,469 compares with $5,645,950 for 1995, an increase of 89%, and reflects the build up of the general commercial reinsurance developed during the year. A substantial portion of this business was written in the final quarter of 1996, principally December. The revenue from this business will continue to be reflected during 1997.

         Ceded premiums in 1996 of $1,324,930, relate to short-term reinsurance business and is a deduction from earned premiums. This reflects the Company's risk reduction policy. The Company did not reinsure any of its short-term business in 1995. Net premiums show an increase from $5,645,950 in 1995 to $9,332,539 in 1996, an increase of 65%.

         Losses incurred includes losses paid, known outstanding losses reported by insurers and management's estimates of future loss requirements for the underwriting year in question. These losses, $1,758,622 for 1996 compared to 0 for 1995, relate to the general reinsurance business comprising 16% of written premiums in 1996 compared to 5% in 1995. No losses were incurred in 1995 as all short-term reinsurance contracts for 1995 closed without a loss.

         Net acquisition costs increase or decrease from year to year according to the level of premiums written; however, the change is not necessarily a proportionate change as the percentage rates of acquisition costs vary with the type of business and the producer concerned. Additionally, in respect of the political and financial risk business, the Company for 1996 dealt direct with its main insurer rather than through a broker.

         Administrative expenses have increased by 11% from $2,962,238 for 1995 to $3,302,730 for 1996, due primarily to cost incurred in connection with the reorganization described above and the listing of the Company's Common Stock on the American Stock Exchange.

         Foreign currency exchange losses and gains occur due to the fluctuations in the rate of exchange between the Company's functional currency, the U.S. Dollar, and other major currencies in which transactions occur and balances are held.

         During 1996, the Company realized gains on the sale of selected quoted investments held for sale. This produced a profit of $2,199,546.

         Net investment income for 1996 was $1,733,189 compared to $1,272,547 for 1995, an increase of 36%. This is reflective of a 25% increase in cash and investment balances and achieving higher returns on such balances.

         For 1996, the written premiums on the long-term reinsurance business were $25,678,342, compared to $26,113,761 for 1995, a decrease of 1.7%. Losses incurred for this business for both 1996 and 1995 are shown as 100% of premiums minus ceded premiums and acquisition costs because this business is accounted for under the open year method as described above. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         The capacity of a reinsurance company to write reinsurance is based upon maintaining liquidity and capital resources sufficient to pay claims and expenses as they become due. The Company has historically generated adequate capital resources to support its current operations and believes it will continue to do so for the foreseeable future. The primary sources of the Company's liquidity are funds generated from reinsurance premiums and investment income. The principal application of such funds are payments of losses and loss adjustment expenses, acquisition of investments and operating expenses.

         Cash flow from operating activities were $12,626,625 and $27,847,786 in 1996 and 1995, respectively. The comparatively high 1995 cash flow is primarily due to the movement in related party balances between 1994 and 1995 of $14,172,894, a substantial portion of which related to reinsurance written during the latter part of 1994.


FORWARD LOOKING INFORMATION

         Information contained in this report, other than historical information, should be considered forward looking and reflects management's current view of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions; loss experience; investment results; and competition and pricing pressures.


ITEM 7.  FINANCIAL STATEMENTS.




                          EQUISURE, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                          Page

Independent Auditors' Report

Consolidated Financial Statements:

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Equity

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements



STIRTZ
BERNARDS
BOYDEN
SURDEL &
LARTER

Professional
Association
Certified Public
Accountants
& Management
Consultants

Financial Plaza
7200 Metro Boulevard
Edina, Minnesota 55439

612/831-6499
Fax 831-1219
                    To The Stockholders
                    EQUISURE, INC. AND SUBSIDIARY
                    Minneapolis, Minnesota

                          INDEPENDENT AUDITORS' REPORT

                    We have audited the accompanying consolidated balance sheets of Equisure, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equisure, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                    /s/ Stirtz Bernards Boyden Surdel & Larter, P.A.


                    Edina, Minnesota
                    April 4, 1997
A member of

MOORES
ROWLAND
INTERNATIONAL

A worldwide
association of
independent
accounting firms



                          EQUISURE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                            ------------------------------
                                                                1996              1995
                                                            ------------      ------------

            ASSETS

Assets:
   Investments, available for sale                          $ 39,743,785      $ 15,790,358
   Cash and cash equivalents                                  20,489,623        32,216,805
   Accrued interest and dividends                                158,162            80,680
   Premiums receivable                                         2,246,581         1,392,981
   Prepaid reinsurance                                           765,834              --
   Due from related parties                                   12,972,037        10,751,973
   Deferred acquisition costs                                    292,870              --
   Other assets                                                   22,878              --
                                                            ------------      ------------

            Total assets                                    $ 76,691,770      $ 60,232,797
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Loss reserves                                            $ 30,033,795      $ 18,227,498
   Unearned premiums                                           2,209,994              --
   Reinsurance premiums payable                                     --           1,202,190
   Due to related parties                                      5,169,092         6,238,277
   Income taxes payable                                          200,000              --
   Accounts payable and accrued expenses                         837,943           823,459
   Deferred income taxes                                       1,210,000              --
                                                            ------------      ------------

            Total liabilities                                 39,660,824        26,491,424
                                                            ------------      ------------

Contingencies                                                       --                --

Stockholders' equity:
   Common stock, par value $.001, authorized
     50,000,000 shares, issued and outstanding
     11,151,666 shares for 1996 and 50,000 shares of no
     par value common stock outstanding at December 31,
     1995                                                         11,152         1,594,896
   Additional paid-in capital                                 35,635,084        34,051,340
   Retained earnings (deficit)                                 2,953,153        (1,663,883)
   Net unrealized depreciation on investments,
     available for sale, net of deferred taxes                (1,568,443)         (240,980)
                                                            ------------      ------------

            Total stockholders' equity                        37,030,946        33,741,373
                                                            ------------      ------------

            Total liabilities and stockholders' equity      $ 76,691,770      $ 60,232,797
                                                            ============      ============

                 See Notes to Consolidated Financial Statements.


                          EQUISURE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              YEARS ENDED DECEMBER 31,
                                           ------------------------------
                                               1996              1995
                                           ------------      ------------

Revenues:
   Earned premiums assumed                 $ 10,657,469      $  5,645,950
   Ceded premiums                            (1,324,930)             --
                                           ------------      ------------

            Net premiums                      9,332,539         5,645,950

   Realized gains on investments              2,199,546              --

   Net investment income                      1,733,189         1,272,547
                                           ------------      ------------

            Total revenues                   13,265,274         6,918,497
                                           ------------      ------------

Expenses:
   Losses incurred                            1,758,622              --
   Net acquisition costs                        927,301           691,629
   Administrative expenses                    3,302,730         2,962,238
   Foreign currency exchange loss               159,585           234,370
                                           ------------      ------------

            Total expenses                    6,148,238         3,888,237
                                           ------------      ------------

            Income before income taxes        7,117,036         3,030,260

   Income taxes                              (2,500,000)             --
                                           ------------      ------------

            Net income                     $  4,617,036      $  3,030,260
                                           ============      ============


   Net income per share                    $        .42      $        .29
                                           ============      ============

   Weighted average number of common
     shares outstanding                      10,953,074        10,594,082
                                           ============      ============

                See Notes to Consolidated Financial Statements.


                          EQUISURE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common Stock            Additional        Unrealized       Retained
                                        ---------------------         Paid-In        Depreciation      Earnings
                                        Shares         Amount         Capital       On Investments     (Deficit)          Total
                                        ------         ------         -------       --------------     ---------          -----
BALANCE, January 1, 1995                50,000     $  1,594,896    $ 34,051,340     $    215,811     $ (2,744,143)    $ 33,117,904

    Distributions                         --               --              --               --         (1,950,000)      (1,950,000)

    Change in unrealized
      depreciation on investments         --               --              --           (456,791)            --           (456,791)

    Net income                            --               --              --               --          3,030,260        3,030,260
                                  ------------     ------------    ------------     ------------     ------------     ------------

BALANCE, December 31, 1995              50,000        1,594,896      34,051,340         (240,980)      (1,663,883)      33,741,373

    Effects of reverse
      purchase acquisition:
        Recapitalization            10,544,082       (1,584,302)      1,584,302             --               --               --
        Issuance of additional
          common stock to
          effect merger                557,584              558            (558)            --               --               --

    Change in unrealized
      depreciation on investments         --               --              --         (1,327,463)            --         (1,327,463)

    Net income                            --               --              --               --          4,617,036        4,617,036
                                  ------------     ------------    ------------     ------------     ------------     ------------

BALANCE, December 31, 1996          11,151,666     $     11,152    $ 35,635,084     $ (1,568,443)    $  2,953,153     $ 37,030,946
                                  ============     ============    ============     ============     ============     ============

                       See Notes to Financial Statements.



                          EQUISURE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     DECEMBER 31,
                                                                 1996              1995
                                                             ------------      ------------
Cash flows from operating activities:
   Net income                                                $  4,617,036      $  3,030,260
   Adjustments to reconcile net income to net cash
    flows from operating activities:
      Foreign currency exchange loss                              159,585           234,370
      Realized (gains) on investments                          (2,199,546)             --
   Change in:
      Deferred income taxes                                     2,300,000              --
      Unearned premiums                                         2,209,994              --
      Premiums receivable                                        (853,600)       (1,392,981)
      Prepaid reinsurance                                        (765,834)             --
      Loss reserves                                            11,806,297         9,903,801
      Payables/receivables - related parties                   (3,289,249)       14,172,894
      Reinsurance premiums payable                             (1,202,190)        1,202,190
      Accrued expenses, accounts and
        income taxes payable                                      214,484           777,472
      Accrued interest receivable                                 (77,482)          (80,220)
      Deferred acquisition costs                                 (292,870)             --
                                                             ------------      ------------
                Net cash flows from operating activities       12,626,625        27,847,786
                                                             ------------      ------------

Cash flows from investing activities:
   Purchase of investments                                    (32,189,452)      (12,762,872)
   Sale of investments                                          8,018,108              --
   Other assets                                                   (22,878)             --
                                                             ------------      ------------
                Net cash flows from investing activities      (24,194,222)      (12,762,872)
                                                             ------------      ------------

Cash flows from financing activities:
   Distributions                                                     --          (1,950,000)
                                                             ------------      ------------

                Effect of exchange rate changes on cash          (159,585)         (234,370)
                                                             ------------      ------------

                Net change in cash and cash equivalents       (11,727,182)       12,900,544

Cash and cash equivalents, beginning of period                 32,216,805        19,316,261
                                                             ------------      ------------

Cash and cash equivalents, end of period                     $ 20,489,623      $ 32,216,805
                                                             ============      ============

                 See Notes to Consolidated Financial Statements.



                          EQUISURE, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




1.   BACKGROUND, ACQUISITION AND MERGER

     Aloe Vera, Inc. (the Company) was incorporated on August 12, 1977, and for several years prior to December 31, 1995, was not engaged in any business activity. Effective, May 10, 1996, the stockholders of the Company approved amendments to its Articles of Incorporation changing the corporate name to Equisure, Inc.

     On May 10, 1996, the Company acquired, as a wholly-owned subsidiary, Equihot Herverzekering N.V. (EH), which operates under the laws of Belgium and whose principal activity is the assumption of risks arising from reinsurance policies ceded by Equihot Verzekering N.V., a wholly owned subsidiary of Equihot Delfstoffen N.V.

     On May 10 1996, the Company entered into an exchange agreement with Equihot Herverzekering N.V. in which the former stockholder of EH exchanged all 50,000 shares of outstanding common stock of EH for 10,594,082 shares of authorized but unissued common stock of Equisure.

     Immediately prior to entering into the exchange agreement the Company approved a 1 for 20 stock split, which reduced the number of outstanding shares of common stock from 11,151,666 shares to 557,584 shares (both share numbers are adjusted to reflect the two-for-one stock split described below).

     Following the exchange, the former stockholder of EH, Equihot Delfstoffen N.V., held 95% of the Company's common stock outstanding. For accounting purposes, this exchange/acquisition was treated as a recapitalization of the Company with EH as the acquirer (a reverse purchase acquisition).

     Equihot Delfstoffen N.V. subsequently sold 73% of the Company's outstanding common stock and retained a 22% interest.

     The historical financial statements prior to May 10, 1996, are those of EH. The consolidated financial statements include Aloe Vera, Inc. only from the date of acquisition. Proforma information for EH and Aloe Vera for periods prior to the exchange/acquisition is not presented because such information is not material to an understanding of the current or future operations and Aloe Vera had not had any business activity for several years.

     On October 29, 1996, the stockholders approved an increase in the authorized common stock from 10,000,000 shares to 50,000,000 shares and on November 13, 1996, the directors effected a two-for-one common stock split. All references to per share amounts in the financial statements reflect the stock split.

2.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     The business of the Company is that of reinsurance, the assumption of risks arising from reinsurance policies ceded by insurance companies.

     The Company at present limits its business to the following classes of risk:

                Political
                Financial
                Marine
                Aviation
                Accident & health
                Casualty

     Political and financial risks are primarily located in African countries with new accounts in the financial risk sector emanating from North America and Europe.

     Other classes of risk are located in North America, South America and Europe.

     Basis of Presentation

     The consolidated financial statements are stated in United States dollars and are prepared in conformity with accounting principles generally accepted in the United States of America.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Equihot Herverzekering N.V. All material intercompany transactions have been eliminated.

     Investments

     Investments consist primarily of marketable equity securities available for sale representing approximately 47% of total assets and a holding of certificates of gold deposit available for sale representing less than 5% of total assets (see Note 4). They are carried at fair value based on quoted market prices. Unrealized appreciation (depreciation) is excluded from operations and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

     Cash and Cash Equivalents

     For the purpose of presentation in the Company's statement of cash flows, cash equivalents are short-term, highly liquid investments that are both
     (1) readily converted into known amounts of cash and (2) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

     Premiums and Determination of Underwriting Results and Reserves

     Premium income on short-duration reinsurance contracts is accounted for using the periodic method. Premiums that commence within the current underwriting year are taken into revenues as earned. Retrocession and acquisition costs together with claims incurred are matched against premiums. Calculations are made to determine the unearned premiums and deferred acquisition costs as necessary.

     The Company reviews short duration contracts to establish whether premium deficiencies exists. No account is taken of anticipated investment income in this review.

     Long-duration foreign reinsurance contracts are accounted for using the open-year method. Premiums, retrocession and acquisition costs together with claims incurred are allocated to underwriting year accounts according to the inception of the contracts. The aggregation of the underwriting year accounts form part of the loss reserves on the balance sheet. The loss reserves, relating to the open year method, will be disaggregated and reported on the statement of operations as premiums, claims and expenses only when earned premiums become reasonably determinable. If at any time an underwriting year or class of business within an underwriting year shows a deficiency, this loss will be recognized immediately.

     Reinsurance Ceded

     In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause unfavorable underwriting results by reinsuring (ceding) certain levels of risk in various areas of exposure with other reinsurance enterprises.

     Deferred Acquisition Costs

     Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

     Insurance Liabilities

     The liability for losses and loss adjustment expenses includes amounts determined from loss reports and individual cases and amounts, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently.

     Income Taxes

     Income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Such differences relate principally to the unrealized appreciation (depreciation) on investments available for sale and differences in the recognition of premiums, losses and acquisition costs.

3.   REINSURANCE RESULTS

                                                 Short-Term            Long-Term                Total
                                                 ----------            ---------                -----
                                                  (Periodic           (Open Year
                                                   Method)              Method)

                                                                          1996
                                               -------------------------------------------------------------
        Written premiums assumed               $    12,867,463       $    25,678,342         $    38,545,805
                                                                     ===============         ===============

        Unearned premiums                           (2,209,994)
                                               ---------------
        Earned premiums assumed                     10,657,469

        Ceded premiums                              (1,324,930)      $   (12,393,010)        $   (13,717,940)
                                               ---------------       ===============         ===============

        Net premiums                           $     9,332,539
                                               ===============


        Net acquisition costs                  $      (927,301)      $    (3,145,597)        $    (4,072,898)
                                               ===============       ===============         ===============

        Losses incurred                        $    (1,758,622)      $   (10,139,735)        $   (11,898,357)
                                               ===============       ================        ================


                                                                          1995
                                               -------------------------------------------------------------
        Written premiums assumed               $     5,645,950       $    26,113,761         $    31,759,711
                                                                     ===============         ===============

        Unearned premiums                                 -
                                               ---------------

        Earned premiums assumed                      5,645,950
                                               ---------------
        Ceded premiums                                    -          $   (12,603,154)        $   (12,603,154)
                                               ---------------       ===============         ===============

        Net premiums                           $     5,645,950
                                               ===============


        Net acquisition costs                  $      (691,629)      $    (3,771,806)        $    (4,463,435)
                                               ===============       ===============         ===============

        Losses incurred                        $          -          $    (9,738,801)        $    (9,738,801)
                                               ===============       ================        ===============

     The open year method used for long-term contracts comprises foreign reinsurance transactions.

4.   INVESTMENTS

     Major categories of net investment income are as follows:

                                                1996                 1995
                                            -------------       -------------

        Cash equivalents                    $   1,313,825       $   1,209,300

        Marketable equity securities              419,364              63,247
                                            -------------       -------------

                                            $   1,733,189       $   1,272,547
                                            =============       =============

     The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost for investments are as follows:

                                                  1996                1995
                                             --------------      -------------

        Marketable equity securities:
           Cost                              $   38,941,200      $  15,883,230
           Gross unrealized holding gains           615,012            737,735
           Gross unrealized holding losses       (3,137,027)          (830,607)
                                             --------------      -------------

                Fair value                       36,419,185         15,790,358
                                             --------------      -------------

        Certificates of gold deposit:
           Cost                                   3,461,028               -
           Gross unrealized holding losses         (136,428)              -
                                             --------------      -------------

                Fair value                        3,324,600               -
                                             --------------      -------------

                Total investments            $   39,743,785      $  15,790,358
                                             ==============      =============

     Disclosure of investments included in marketable equity securities at fair value that exceed 10% of total stockholders' equity are as follows:

                                                  1996                1995
                                             -------------       -------------

       Anglo American Coal                   $   6,032,223       $   1,822,310
       Anglo American Gold                   $   3,763,532       $   1,609,806

5.   LOSS RESERVES

     Loss reserves consisted of the following:

                                                        1996             1995
                                                   --------------     -------------
        Balance at January 1                       $   18,227,498     $   8,488,697
                                                   --------------     -------------

           Add - provision for losses incurred:

              Current claim years                      11,898,357         9,738,801

              Prior claim years                             -                  -
                                                   --------------     -------------
                                                       11,898,357         9,738,801
                                                   --------------     -------------

           Less - paid losses:

              Current claim years                         (92,060)             -

              Prior claim years                             -                  -
                                                   --------------     -------------
                                                          (92,060)             -
                                                   --------------     -------------

        Balance at December 31                     $   30,033,795     $  18,227,498
                                                   ==============     =============

     Included in loss reserves in respect of transactions under the open year method are the following:

                                                         1996             1995
                                                    --------------     -------------

        Written premiums assumed                   $   70,836,550     $  45,158,208

        Ceded premiums                                (35,531,807)      (23,138,797)

        Acquisition costs                              (6,937,510)       (3,791,913)
                                                   --------------     -------------

                                                   $   28,367,233     $  18,227,498
                                                   ==============     =============

6.   INCOME TAXES

     At December 31, 1996, the income tax provision comprises the following:

        Current:
           Foreign                                   $    200,000
           Federal, net of $200,000 foreign
             tax credit                                     -
                                                     ------------
                                                          200,000
                                                     ------------

        Deferred:
           Federal                                      2,108,000
           State                                          192,000
                                                     ------------
                                                        2,300,000
                                                     ------------

                                                     $  2,500,000
                                                     ============

     The Company is subject to corporate income taxes in Belgium. Effective May 10, 1996, the Company became subject to United States federal income taxes.

     For 1995, there are no tax liabilities or deferred taxes because of expenses for tax purposes in Belgium that are considered equity transactions for financial reporting purposes in the United States.

     The federal income tax expense for 1996 differs from the statutory rate of 35% as follows:

        Federal income tax statutory rates           $  2,490,000

        Increase (decrease) attributable to:
           Operations for the period from
             January 1, 1996 to May 10, 1996             (182,000)

        State income taxes, net of federal benefit        192,000
                                                     ------------

                Total income tax expense             $  2,500,000
                                                     ============

     Amounts for deferred tax assets and liabilities are as follows:

        Deferred tax assets:
           Unearned premiums                         $  5,800,000
           Unrealized loss on investments               1,090,000
                                                     ------------
                                                        6,890,000

        Less valuation allowance                            -
                                                     ------------
                Net deferred tax assets                 6,890,000
                                                     ------------
        Deferred tax liabilities:
           Loss reserves                               (8,100,000)
                                                     ------------
                Deferred income taxes                $ (1,210,000)
                                                     ============

     For financial reporting purposes, earnings from continuing operations before income taxes comprises the following:

                                           1996             1995
                                       -------------      ------------

        Pretax income:
           United States               $     132,523      $       -
           Foreign                         6,984,513         3,030,260
                                       -------------      ------------

                                       $   7,117,036      $  3,030,260
                                       =============      ============


7.   STATUTORY NET INCOME (LOSS) AND STOCKHOLDERS' EQUITY

     Generally accepted accounting principles differ in certain respects from the accounting practices permitted by Belgian regulatory authorities (statutory basis). The Company had a statutory net loss of approximately $172,594 for the year ended December 31, 1996 and $-0- for the year ended December 31, 1995, and statutory stockholders' equity was approximately $33,922,302 and $34,198,954 at December 31, 1996 and 1995, respectively.

8.   RELATED PARTY TRANSACTIONS

     Transactions or balances with related parties included in the consolidated financial statements are as follows:

                                                  Equihot             Equihot
                                                Delfstoffen         Verzekering
                                                    N.V.                N.V.
                                                -----------         -----------
        Statement of Operations

         1996:
           Reinsurance premiums
             assumed                             $       -         $   7,844,706
           Unearned premiums                     $       -         $     436,277
           Acquisition costs                     $       -         $     760,133
           Retrocession premiums                 $       -         $     734,166

         1995:
           Reinsurance premiums
             assumed                             $       -         $   5,645,950
           Acquisition costs                     $       -         $     691,629

        Balance Sheet

           Due from related party
             Unsecured, non-interest
             bearing:
               Due December 31, 1996             $  1,562,115      $  11,409,922
               Due December 31, 1995             $  1,550,843      $   9,201,130

           Due to related parties
             Unsecured, non-interest
             bearing:
               Due December 31, 1996             $  1,022,699      $   4,146,393
               Due December 31, 1995             $  1,885,123      $   4,353,154

     Equihot Delfstoffen NV provides office accommodations and limited administrative support to Equihot Herverzekering NV in Antwerp, Belgium. This is provided at no charge, however, is not considered to be of material value.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents are carried at their face amount.

     Investments are carried at fair value as determined based on quoted market prices.

10.  CONTINGENCIES

     Loss reserves are provisions for the future losses based on individual underwriting years. To the extent that an open underwriting year becomes fully developed and earned premiums can be ascertained, credit can be taken to the income statement comprising the loss provision no longer required.

     Belgian fiscal authorities have examined the records for the year ended December 31, 1994, the first year of activity as a reinsurer. By their letter on May 13, 1996, they contested the basis on which the Company has compiled its underwriting reserves. Directors believe that the authorities have misunderstood the nature and the time frame of the risks provided against. A formal rejection of authorities' assertions was drawn up and submitted. The authorities have not initiated any further correspondence.

     In the unlikely event of the total underwriting reserve for 1994 of $8,488,697 being deemed to be profit by the tax authorities, a tax charge of some $4,200,000 would arise. However, if the authorities accept the Directors' assertions, taxation will in any event become due in 1998 if the underwriting reserve of 1994 suffers no losses. Based on current tax rates, the amount payable at that time would be $3,600,000. Similar considerations apply to the 1995 and 1996 underwriting years.

11.  SUBSEQUENT EVENTS

     On February 14, 1997, the Company purchased, from an investment company in Monaco, a 65% interest in J.H. Minet Monaco S.A.M. for approximately $380,000. J.H. Minet Monaco S.A.M is incorporated in Monaco and has been inactive for the past several years. Also, on February 14, 1997, J.H. Minet Monaco S.A.M passed a resolution to change its name to Aviation Maritime Transportation (Insurance Brokers) S.A.M.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is an unaudited summary of the Company's quarterly performance:

                                                           1996
                               ----------------------------------------------------------------
                                    First           Second            Third           Fourth
                                   Quarter          Quarter          Quarter          Quarter
                                   -------          -------          -------          -------
        Revenues               $   1,585,232    $   3,664,101    $   2,877,186    $   5,138,755
        Net income                   432,428        1,795,100        1,136,517        1,252,991
        Net income
           per share                    0.04             0.16             0.10             0.12


                                                           1995
                               ----------------------------------------------------------------
                                    First           Second            Third           Fourth
                                   Quarter          Quarter          Quarter          Quarter
                                   -------          -------          -------          -------

        Revenues               $   1,011,508    $   1,301,192    $   2,764,128    $   1,841,669
        Net income                   147,626          524,085        1,854,698          503,851
        Net income
           per share                    0.01             0.05             0.18             0.05




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

(i) On May 10, 1996, in connection with the reorganization of the Company, the Company discontinued using McGladrey & Pullen, LLP as its independent accountants.

(ii) The reports of McGladrey & Pullen, LLP, regarding the Company's consolidated financial statements through December 31, 1995, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The Company's board of directors approved the decision to change independent accountants.

(iv) In connection with the Company's audits through December 31, 1995, there have been no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused them to make reference thereto in their reports on the financial statements for such years.


NEW INDEPENDENT ACCOUNTANTS

(i) On May 10, 1996, the Company engaged Stirtz Bernards Boyden Surdel & Larter, P.A. (U.S.), a member firm of Moores Rowland International.

(ii) Prior to their engagement, the Company had not engaged or consulted with Stirtz Bernards Boyden Surdel & Larter, P.A. regarding the matters described in Regulation S-B, Item 304(a)(2).


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 10. EXECUTIVE COMPENSATION.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see the Exhibit Index page.

(b) The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EQUISURE, INC.

Date:  April 14, 1997                     By      /s/ Barrie Harding
                                             ---------------------------------
                                          Barrie Harding, President and Chief
                                          Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Barrie Harding                                           April 14, 1997
--------------------------------------------
Barrie Harding,
(President, Chief Executive Officer and a Director)


/s/ David J. Sachman                                         April 14, 1997
--------------------------------------------
David J. Sachman
(Chief Financial & Principal Accounting Officer
and a Director)


/s/ Peter G. Uttley                                          April 14, 1997
--------------------------------------------
Peter G. Uttley
(Director)


/s/ Gerda Elsen                                              April 14, 1997
--------------------------------------------
Gerda Elsen
(Director)


/s/ Albert Delpy                                             April 14, 1997
--------------------------------------------
Albert Delpy
(Director)


/s/ Peter Balchin                                            April 14, 1997
--------------------------------------------
Peter Balchin
(Director)



                                 EQUISURE, INC.
                                INDEX TO EXHIBITS
              FORM 10-KSB (For Fiscal Year Ended December 31, 1996)

(a)      Listing of Exhibits:


        2.1       Agreement and Plan of Exchange between ED, N.V. and Aloe Vera
                  Naturel, Inc. dated May 10, 1996(1)
        3.1       Articles of Incorporation, as amended, of the Company(2)
        3.2       Bylaws of the Company(2)
       23.1       Consent of Stirtz Bernards Boyden Surdel & Larter, P.A.*
       27         Financial Data Schedule*

-------------------------
*        Filed herewith.
(1) Filed with the Form 8-K Report, dated May 22, 1996, Commission File No. 0-23178.
(2) Incorporated by reference to previous filings under the Securities Exchange Act of 1934.