Form 10KSB/A
period 1996-12-31
EQUISURE INC
filed 1997-04-30
CIK 917246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  ANNUAL REPORT
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

         Registrant had planned to incorporate by reference from its Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, information responsive to Items 9, 10, 11 and 12 of Part III to this Annual Report. Since the Proxy Statement will not be filed within 120 days of December 31, 1996, this Amendment, which includes responses to those items, is being filed.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The directors and executive officers of the Company are as follows:

Name                       Age     Director Since           Position
----                       ---     --------------           --------

Barrie Harding             48           1996         President, Chief Executive
                                                     Officer and a Director

Peter G. Uttley            65           1996         Chairman and a Director

David J. Sachman           46           1996         Chief Financial Officer and
                                                     a Director

Professor Gerda Elsen      38           1996         Technical Officer, Actuary
                                                     and a Director

Peter Balchin              39           1997         Director

Albert Delpy               54           1997         Director


         Barrie Harding, has served as President, Chief Executive Officer and a Director since May 10, 1996. Mr. Harding has been in the insurance and reinsurance industry since 1965. From 1989 to 1993 Mr. Harding was Managing Director of Hull & Co. (UK) Limited, an insurance broking house. From 1994 to 1995, Mr. Harding was a director with Lloyd Brokers, Hogg Insurance Brokers Limited. In 1995 Mr. Harding formed Harding Associates, which performed insurance consulting services for various insurance companies. In 1996 Mr. Harding became a Director of Equihot Herverzekering N.V. and Equihot Verzekering N.V.

         Peter G. Uttley has served as Chairman of the Board and a Director since May 10, 1996. Mr. Uttley has been in the insurance business since 1959 and is a Fellow of the Insurance Institute of Canada. Over many years, Mr. Uttley has held senior directorships in both the United Kingdom and Canada. From 1990 to 1993 Mr. Uttley was a Director of Underwriter's Advisory Services Limited. Mr. Uttley's current directorships are as follows: since 1994 - Chairman of PB (Runoff) Limited, a Lloyds of London managing agent; and since 1995 - Director Equihot Herverzekering N.V., Director Equihot Verzekering N.V., Director of Owen and Wilby Underwriters Agency Limited, a Lloyds of London underwriting syndicate, and Chairman of Owl Holdings Limited, Lloyds of London.

         David J. Sachman has served as a Director and Chief Financial Officer since May 10, 1996. Mr. Sachman started his financial career in 1973 spending 15 years with Krediet Bank. From 1988 Mr. Sachman has been Director of Finance with the Equihot Group and is also currently a director of Equihot Herverzekering N.V. and Equihot Delfstoffen NV.

         Professor Gerda Elsen has served as a Director since May 10, 1996. Mrs. Elsen is a Professor of financial mathematics and in 1994 qualified as an actuary for insurance companies. Since 1986 Mrs. Elsen has held the position of Professor of financial mathematics, individual and collective life insurances at the University of Brussels in Belgium. From 1986 to 1995, Mrs. Elsen held consulting actuarial positions with Hewitt CBC SA and Area Benefits Network International Services S.C. in Brussels, both involved with insurance business. In 1996, Mrs. Elsen became a director of Equihot Herverzekering N.V. and Equihot Verzekering N.V.

         Peter Blachin has served as a Director since February 28, 1997. Mr. Balchin is a member of the Association of Certified Accountants having qualified in 1985. Mr. Balchin was the group accountant of DAK Group Limited, a materials handling company, from 1992 to 1995. Since 1995, Mr. Balchin has been managing director of Moving Edge Limited which is concerned with the marketing of health-safety products.

         Albert Delpy has served as a director since February 28, 1997. Since 1984, Mr. Delpy has worked in conjunction with the government of Monaco's audit department and is a senior auditor being an assistant to the Commission on Compte, de Societies. Since 1984, Mr. Delpy has also been the administrator of a number of organizations in Monaco.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         Messrs. Harding, Balchin and Delpy are the current members of the Audit Committee of the Board of Directors. The Audit Committee represents the Board in discharging its responsibilities relating to the accounting, reporting, and financial control practices of the Company. The Committee has general responsibility for review with management of the financial controls, accounting and audit and reporting activities of the Company. The Committee annually reviews the qualifications and engagement of the Company's independent accountants, makes recommendations to the Board as to their selection, reviews the scope, fees, and results of their audit, and reviews their management comment letters.

         Messrs. Harding and Sachman are the current members of the Compensation Committee, which oversees compensation for directors, officers and key employees of the Company.

         During fiscal 1996, the Board of Directors met seven times. Each director attended, in person or by telephone, 75% or more of the meetings of the Board of Directors held during 1996. The Audit and Compensation Committees were formed in fiscal 1997.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten persent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes the annual compensation paid for services rendered to the Company and its subsidiary for the fiscal years ended December 31, 1996, 1995 and 1994, by each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in any such year.

NAME AND PRINCIPAL POSITION        YEAR      SALARY (1)    BONUS      OTHER

Barrie Harding, President,         1996      $150,000        --         --
Chief Executive Officer and        1995          --          --         --
Director                           1994          --          --         --

David J. Sachman, Chief            1996      $150,000        --         --
Financial Officer and Director     1995      $120,000        --         --
                                   1994      $108,000        --         --

---------------

(1) The administrative structure of the Company at present permits it to operate efficiently without the need for a large number of employees. Consistent with this practice, Equisure has retained an independent management services company to provide services to Equisure. This independent company is also responsible for paying from a portion of the management fee paid to such company, Equisure's officers and directors for the services they provide to the Company. The amounts set forth above for the named executive officers were paid by the management company. The Company expects to discontinue the historical practice of compensating officers and directors through the management services arrangement and to begin compensating them directly during fiscal 1997.

         The Company does not have a stock option program or other similar forms of incentive compensation programs. The Compensation Committee of the Board of Directors is currently considering adopting a performance based incentive compensation program for officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information as to the name, address and stock holdings of each person known by the Company to be a beneficial owner of more than 5% of its Common Stock and as to the name, address and stock holdings of each director and nominee for election to the Board of Directors and by all officers, directors and nominees, as a group, is set forth below. Except as indicated below, the Company believes that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                                          Common Stock
                                                  ----------------------------
           Name/Address                              Amount            Percent
               of                                 Benefically            of
       Stockholder/Director                          Owned              Class
       --------------------                       -----------          -------
Pan Atlantic Investment Trust                       2,499,406            22.4%
Equihot Delfstoffen NV
Louisa Marialei 8
2018 Antwerpen
Belgium

Barrie Harding                                        201,000             1.8%
701 Fourth Avenue South
Minneapolis, Minnesota 55415

Prof. Gerda Elsen                                     200,000             1.8%
701 Fourth Avenue South
Minneapolis, Minnesota 55415

David J. Sachman                                      497,000             4.5%
701 Fourth Avenue South
Minneapolis, Minnesota 55415

Peter G. Uttley                                       200,000             1.8%
701 Fourth Avenue South
Minneapolis, Minnesota 55415

Peter Balchin                                               0              --
701 Fourth Avenue South
Minneapolis, Minnesota 55415

Albert Delpy                                                0              --
701 Fourth Avenue South
Minneapolis, Minnesota 55415

Directors and officers as a group (6 persons)       1,098,000             9.8%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Equihot Verzekering N.V. ("EV"), an insurance company which is owned 100% by Equihot Delfstoffen N.V. ("ED"), the founder and a major shareholder of the Company, fronts for the insurance which the Company provides with respect to ED's trading activities. Since a reinsurer does not directly insure the underlying risk, a reinsurer must enter into fronting arrangements with other insurance companies. Fronting arrangements are defined as reinsurance in which the ceding (reinsuring) insurance company issues a policy and reissues all or substantially all of the insurance risk with the reinsurer. EV provides this fronting service for a fee (2.5% on net ceded reinsurance premiums written for EV for periods prior to December 31, 1996, and 5% on such premiums from January 1, 1997 to December 31, 2005). The Company believes this fronting fee is normal commercial practice and believes 5% to be competitive with market rates. See
Note 8 to Notes to Consolidated Financial Statements for transactions and balances which the Company has with ED and EV. Barrie Harding, Peter Uttley and Professor Gerda Elsen, Directors of the Company, are also Directors of EV and David J. Sachman and Professor Elsen, Directors of the Company, are also Directors of ED.

         On May 10, 1996, the Company acquired Equiholt Herverzekering N.V. from Equiholt Delfstoffen N.V. ("ED") pursuant to an exchange of 100% of the shares of Equiholt Herverzekering N.V. for 10,594,082 shares (adjusted to reflect a two-four-one stock split in November 1996) of the Company's common stock, representing approximately 95% of the Company's then outstanding shares of common stock. On July 23, 1996, a group of investors purchased an aggregate of 8,094,676 shares (adjusted for the November 1996 stock split) of the Company's common stock from ED. These investors included Messrs. Harding, Sachman and Uttley and Professor Elsen, who purchased an aggregate of 1,098,000 of such shares.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EQUISURE, INC.



Date:  April 30, 1997                     By /s/ Barrie Harding
                                             Barrie Harding, President and Chief
                                              Executive Officer