Form 10QSB
period 1997-03-31
EQUISURE INC
filed 1997-05-20
CIK 917246

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from:                   to

                         Commission file number 0-23178

                                 Equisure, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                      41-1309882
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              701 Fourth Avenue South, Minneapolis, Minnesota 55415
                    (Address of principal executive offices)

                                 (612) 338-3738
                           (Issuer's telephone number)

                        527 Marquette Avenue, Suite 1800
                          Minneapolis, Minnesota 55402
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 19, 1997, there were 11,151,666 shares of the issuer's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):

     Yes ___; No _X_




                         EQUISURE, INC. AND SUBSIDIARIES



                                      INDEX


                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
              Required by Form 10-QSB                                       2

           Condensed Consolidated Balance Sheets of Equisure, Inc.
              and Subsidiaries of March 31, 1997 and December
              31, 1996                                                      3

           Condensed Consolidated Statements of Operations
              of Equisure, Inc. and Subsidiaries for the Three
              Months Ended March 31, 1997 and 1996                          4

           Condensed Consolidated Statement of Stockholders'
              Equity for the Three Months Ended March 31, 1997              5

           Condensed Consolidated Statements of Cash Flows of
              Equisure, Inc. and Subsidiaries for the Three
              Months Ended March 31, 1997 and 1996                          6

           Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Results
             of Operations and Financial Condition                         15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities                                           18

Item 3.    Defaults upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Exhibits and Reports                                            18

Item 6.    Other Information                                               19

Signatures                                                                 20







                        EQUISURE, INC. AND SUBSIDIARIES



                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB





                         EQUISURE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,     DECEMBER 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (Unaudited)

     ASSETS

Assets:
    Investments, available for sale               $ 42,287,106    $ 39,743,785
    Cash and cash equivalents                       14,042,524      20,489,623
    Accrued interest and dividends                     145,211         158,162
    Premiums receivable                              4,935,423       2,246,581
    Prepaid reinsurance                              5,124,363         765,834
    Due from related parties                        12,365,346      12,972,037
    Deferred acquisition costs                         447,145         292,870
    Other assets                                          --            22,878
    Intangible assets                                  359,169            --
                                                  ------------    ------------
    Total assets                                  $ 79,706,287    $ 76,691,770
                                                  ============    ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Loss reserves                                 $ 31,343,540    $ 30,033,795
    Unearned premiums                                2,731,106       2,209,994
    Reinsurance premiums payable                       324,925            --
    Due to related parties                           2,055,975       5,169,092
    Income taxes payable                               655,000         200,000
    Accounts payable and accrued expenses              977,930         837,943
    Deferred income taxes                            2,204,000       1,210,000
                                                  ------------    ------------
               Total liabilities                    40,292,476      39,660,824
                                                  ------------    ------------

Stockholders' equity:
    Common stock, par value $0.001, authorized
      50,000,000 shares, issued and outstanding
      11,151,666                                        11,152          11,152
    Additional paid-in capital                      35,635,084      35,635,084
    Retained earnings                                4,337,262       2,953,153
    Net unrealized depreciation on investments
      available for sale, net of deferred taxes       (569,687)     (1,568,443)
                                                  ------------    ------------
               Total stockholders' equity           39,413,811      37,030,946
                                                  ------------    ------------
               Total liabilities and
                 stockholders' equity             $ 79,706,287    $ 76,691,770
                                                  ============    ============



            See Notes to Condensed Consolidated Financial Statements.







                         EQUISURE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           ----------------------------
                                               1997            1996
                                           ------------    ------------
                                                   (Unaudited)

Revenues:
    Earned premiums assumed                $  4,292,879    $  1,116,953
    Ceded premiums                             (463,677)
                                           ------------    ------------
              Net premiums                    3,829,202       1,116,953


    Realized gains on investments               142,362            --
    Net investment income                       320,712         468,279
    Brokerage income                             35,222            --
                                           ------------    ------------
           Total revenues                     4,327,498       1,585,232
                                           ------------    ------------


Expenses:
    Losses incurred                             461,570            --
    Net acquisition costs                       460,713         111,695
    Administrative expenses                   1,000,411         787,205
    Foreign currency exchange loss              159,607         253,904
    Amortization of goodwill                      6,088            --
                                           ------------    ------------
              Total expenses                  2,088,389       1,152,804
                                           ------------    ------------


              Income before income taxes      2,239,109         432,428

Income taxes                                   (855,000)           --
                                           ------------    ------------

Net income                                 $  1,384,109    $    432,428
                                           ============    ============

Net income per share                       $        .12    $        .04
                                           ============    ============

Weighted average number of common
shares outstanding                           11,151,666      10,544,082
                                           ============    ============

            See Notes to Condensed Consolidated Financial Statements.




                         EQUISURE, INC. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)


                                                                          Net Unrealized
                                                                           Appreciation
                                                                          (Depreciation)       Net
                                  Common Stock             Additional     On Investments,    Retained
                             -------------------------      Paid-In          Available       Earnings
                               Shares         Amount        Capital          For Sale        (Deficit)       Total
                             ----------     ----------     -----------      ----------     -----------    -----------
BALANCE, January 1, 1997     11,151,666     $   11,152     $35,635,084     $(1,568,443)    $ 2,953,153    $37,030,946

   Change in unrealized
     appreciation on
     investments, available
     for sale                      --             --              --           998,756            --          998,756

Net income                         --             --              --              --         1,384,109      1,384,109
                             ----------     ----------     -----------      ----------     -----------    -----------

BALANCE, March 31, 1997      11,151,666     $   11,152     $35,635,084      $ (569,687)    $ 4,337,262    $39,413,811
                             ==========     ==========     ===========      ===========    ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.




                          EQUISURE, INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
                                                                   (Unaudited)
Cash flows from operating activities:
   Net income                                             $  1,384,109    $    432,428
   Adjustments to reconcile net income to net
      cash flows from operating activities:
        Amortization of goodwill                                 6,088            --
        Gains on sale of investments                          (142,362)           --
        Foreign currency exchange loss                         159,607         253,904
        Deferred income taxes                                  300,000            --
        Change in:
          Premiums receivable                               (2,688,842)      1,392,981
          Prepaid reinsurance                               (4,358,529)           --
          Underwriting reserves                              1,309,745       3,256,067
          Due from/due to related parties                   (2,506,426)     (1,562,298)
          Premiums payable                                     324,925        (902,056)
          Accrued income taxes                                 455,000            --
          Other                                                519,775        (148,564)
                                                          ------------    ------------
               Net cash flows from operating activities     (5,236,910)      2,722,462
                                                          ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of investments                         3,220,885            --
   Purchases of investments                                 (3,929,088)           --
   Acquisition of subsidiary                                  (342,379)           --
                                                          ------------    ------------
               Net cash flows from investing activities     (1,050,582)           --
                                                          ------------    ------------

Effect of foreign currency exchange rate
   changes on cash                                            (159,607)       (253,904)
                                                          ------------    ------------
               Net change in cash and
                 cash equivalents                           (6,447,099)      2,468,558

Cash and cash equivalents, beginning of period              20,489,623      32,216,805
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $ 14,042,524    $ 34,685,363
                                                          ============    ============



           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Equihot Herverzekering N.V., and partly owned subsidiary Aviation Maritime Transportation (Insurance Brokers)S.A.M. in which the Company has a 65% holding. The financial statements of Aviation Maritime Transportation (Insurance Brokers) S.A.M. are included in total in the consolidated financial statements of the Company ,less provision for the minority interest. To the extent that a subsidiary reports a loss, losses are allocated until the minority interest is nil. Goodwill arising on consolidation is amortized on a straight line basis over 15 years. All material inter-company transactions have been eliminated.

         Investments

         Investments consist primarily of marketable equity securities available for sale representing approximately 49% of total assets and a holding of certificates of gold deposit available for sale representing less than 4% of total assets (see Note 4). They are carried at fair value based on quoted market prices. Unrealized appreciation (depreciation) is excluded from operations and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

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


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Deferred Acquisition Costs

         Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

         Loss Reserves

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

         Income Taxes

         Income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax bases of assets and liabilities and their reported amounts in the condensed consolidated financial statements. Such differences relate principally to the unrealized appreciation (depreciation) on investments, available for sale and differences in the recognition of premiums, losses and acquisition costs.



2.       INTANGIBLE ASSETS

         Intangible assets consist of goodwill arising on consolidation in respect of the acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. This comprises the following:


            Purchase price in excess of identifiable assets            365,257
            Less amortization                                           (6,088)
                                                                     ---------
                                                                     $ 359,169
                                                                     =========


3.       INVESTMENTS, AVAILABLE FOR SALE

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost are as follows:

                                                      March 31,    December 31,
                                                        1997           1996
                                                    ------------   ------------

         Marketable equity securities:
           Cost                                     $ 39,791,762   $ 38,941,200
           Gross unrealized holding gains              2,344,051        615,012
           Gross unrealized holding losses            (2,982,507)    (3,137,027)
                                                    ------------   ------------

               Fair value                             39,153,306     36,419,185
                                                    ------------   ------------

         Marketable certificates of gold deposit:
           Cost                                        3,461,028      3,461,028
           Gross unrealized holding losses              (327,228)      (136,428)
                                                    ------------   ------------

              Fair value                               3,133,800      3,324,600
                                                    ------------   ------------

         Total fair value                           $ 42,287,106   $ 39,743,785
                                                    ============   ============


4.       LOSS RESERVES

         Loss reserves consisted of the following:

                                                  March 31,     December 31,
                                                    1997           1996
                                                ------------    ------------

         Balance at January 1                   $ 30,033,795    $ 18,227,498
                                                ------------    ------------

         Add - provision for losses incurred:
         Current claim years                       3,623,165      11,898,357
         Prior claim years                              --              --
                                                ------------    ------------

                                                   3,623,165      11,898,357
                                                ------------    ------------

         Less - paid losses:
         Current claim years                            --           (92,060)
         Prior claim years                        (2,313,420)           --
                                                ------------    ------------

                                                  (2,313,420)           --
                                                ------------    ------------

         Balance at March 31, 1997              $ 31,343,540    $ 30,033,795
                                                ============    ============

         Included in loss reserves in respect of transactions under the open year method are the following:

                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      -----------
         Written premiums assumed                $78,844,065     $70,836,550
         Ceded premiums                          (39,396,807)    (35,531,807)
         Acquisition costs                        (7,918,430)     (6,937,510)
         Paid losses                              (2,312,420)           --
                                                 -----------     -----------
                                                 $29,216,408     $28,367,233
                                                 ===========     ===========


5.       INCOME TAXES

                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      -----------
         Current:
           Foreign                              $   555,000      $   200,000
           Federal, net of foreign
            tax credit                                 --               --
                                                -----------      -----------
                                                    555,000          200,000
                                                -----------      -----------
         Deferred:
           Federal                                  276,000        2,108,000
           State                                     24,000          192,000
                                                -----------      -----------
                                                    300,000        2,300,000
                                                -----------      -----------
                                                $   855,000      $ 2,500,000
                                                ===========      ===========


         The Company is subject to corporate income taxes in Belgium. Effective May 10, 1996, the Company became subject to United States federal income taxes.

         Prior to May 10, 1996 there are no tax liabilities or deferred taxes because of expenses for tax purposes in Belgium that are considered equity transactions for financial reporting purposes in the United States.



         Amounts for deferred income tax assets and liabilities are as follows:


                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      -----------

         Deferred income tax assets:
           Unearned premiums                      7,200,000        5,800,000
           Unrealized loss on investments           396,000        1,090,000
                                                -----------      -----------

         Net deferred tax assets                  7,596,000        6,890,000

             Deferred tax liabilities:
             Loss reserves                       (9,800,000)      (8,100,000)
                                                -----------      -----------
         Deferred income taxes                  $(2,204,000)     $(1,210,000)
                                                ===========      ===========



6.       RELATED PARTY TRANSACTIONS

         Transactions or balances with related parties included in the condensed consolidated financial statements are as follows:

         Statements of Operations

         Earned premiums assumed and ceded premiums include transactions with Equihot Verzekering N.V. Net acquisition costs include transactions with Equihot Verzekering N.V. and Equihot Delfstoffen N.V.

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


8.       SUBSEQUENT EVENT

         On April 25, 1997 the Company announced a 1 for 20 stock dividend effective for stockholders of record on May 15, 1997 and will be distributed on May 30 1997.


9.       CONTINGENCIES

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

Equisure, Inc has acquired a 65% investment in a new subsidiary, Aviation Maritime Transportation (Insurance Brokers) S.A.M., an insurance and reinsurance broker. Equisure will utilize the reinsurance brokering services of AMT to replace the Company's existing outsourced underwriting administration services. This will become effective during the second quarter of 1997.

Equihot Herverzekering N.V. has been underwriting reinsurance since January 1, 1994, and specializes in financial risk and political risk reinsurance, as well as underwriting a general reinsurance account.

The Company at present limits its business to the following classes of risk:
Political, Financial, Marine, Aviation, Accident & Health, and Casualty.

Political and financial risks are primarily located in African countries with new accounts in the financial risk sector emanating from North America and Europe. Other classes of risk are located in North America, South America and Europe.

Substantially all political and financial risk reinsurance written to date emanates from the trading activities of Equihot Delfstoffen NV ("ED"), the Company's former parent. While the Company believes that the percentage of its business connected with the former parent's activities will decrease as the Company's business expands, it expects that such business will continue to represent a significant portion of the Company's business.

The majority of financial risk business is at present obtained from African historic sources and is renewable. The Company believes that there is potential for growth in this sector from new sources and new accounts have been written, emanating from Europe and North America.

Equihot Verzekering N.V. (EV), an insurance company which is owned 100% by ED, fronts for the insurance which the Company provides with respect to ED's trading activities. Since a reinsurer does not directly insure the underlying risk, a reinsurer must enter into fronting arrangements with other insurance companies. Fronting arrangements are defined as reinsurance in which the ceding (reinsuring) insurance company issues a policy and reinsures all or substantially all of the insurance risk with the reinsurer. EV provides this fronting service for a fee (2.5% on net ceded reinsurance premiums written for EV for periods prior to December 31, 1996 and 5% on such premiums from January 1, 1997 to December 31, 2005). By agreement the increase in the fronting fee has been delayed to April 1, 1997.

Related party transactions with the former parent, Equihot Delfstoffen N.V. are commission payments on business introduced. This agreement is in keeping with market levels of 10%, and will continue up until December 31, 2005.

The majority of other general business written for the first quarter of 1997 was aviation and casualty. This business, together with that of marine and accident & health, is located in North America, South America and Europe.

The Company is continuing to focus on broadening its portfolio of mixed commercial reinsurance business in specific areas that fall within the Company's established criteria of risk management. This will also contribute to establishing a balanced book of business to minimize dependence upon any one particular area or class.

The Company has continued to increase its operational profitability with increases in written premiums assumed. Premiums written in the three months to March 31, 1997 totalled $12,821,506, of which $3,396,486 related to short term policies and is credited to income and $9,425,020 relates to long term policies and is therefore credited to loss reserves.

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

Cash outflows from operating activities of $5,236,910 for the three months ended March 31, 1997 compared with cash flows of $2,722,462 for the three months ended March 31, 1996 reflect payments for reinsurance protections for the forthcoming year and the payment of claims. No such payments were made for the comparative quarter.

Cash outflows from investing activities reflect the Company's policy of increasing quoted investments and also the purchase of Aviation Maritime Transportation (Insurance Brokers) S.A.M.

Results of Operations

Three Months Ended March 31, 1997, Compared to Three Months Ended March 31, 1996

Reinsurance income assumed on the completion of short-duration reinsurance contracts for the three months ended March 31, 1997, of $4,292,879 showed a 284% increase on the comparative quarters figure of $1,116,953 and is reflective of the continued growth of business in respect of short term reinsurance contracts.

Ceded premiums in the first quarter of 1997 of $463,677, compared to nil in the comparative quarter is due to retrocession protection now being sought as a matter of Company policy.

Realized gains on the sale of selected quoted investments produced $142,362. No such disposals were made in the comparative period in 1996.

Net investment income, comprising dividend and interest income showed a decrease to $320,712 for the three months ended March 31, 1997 from $468,279 for the three months ended March 31, 1996. This is primarily due to the reduction in the amounts held as cash and cash equivalents in favour of quoted marketable securities.

Brokerage income of $35,222 for the three months ended March 31, 1997 appears for the first time emanating from the activities of Aviation Maritime Transportation (Insurance Brokers) S.A.M., a subsidiary acquired during the period.

Losses incurred comprising claims paid, outstanding claims and estimates of future liabilities of $461,570 are provided for the three months ended March 31, 1997. No such provision was necessary for the three months ended March 31, 1996 as no losses were incurred.

Net acquisition costs of $460,713 for the three months ended March 31, 1997 were up by 312% compared to $111,695 for the comparative period. This is primarily due to the 284% increase in premiums written and an increase within this of the general reinsurance business, which generally has higher acquisition costs than that of the political and financial risk sector.

Administrative expenses for the current quarter are up 27% at $1,000,411, compared with $787,205 for the three months ended March 31, 1996. This increase is attributable to expansion of business generally and to the increased costs of regulatory compliance.

Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

Amortization of goodwill arising on consolidation of $6,088 for the three months ended 31 March, 1997 is in respect of the acquisition of Aviation Maritime Transportation (insurance Brokers) S.A.M. on February 14, 1997. A full three months provision has been made.

Income taxes of $855,000 are provided in respect of the results for the three months ended March 31, 1997. No income taxes are due in respect of the results for the three months ended March 31, 1996, as this quarter represents the results of Equihot Herverzekering N.V. prior to the reverse purchase acquisition and no income taxes were payable in Belgium.


                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.



ITEM 2.  CHANGES IN SECURITIES

         None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.  EXHIBITS AND REPORTS

         Exhibit 27. During the quarter ended March 31, 1997, the Company was not required to file any reports on Form 8-K.



ITEM 6.  OTHER INFORMATION

         On April 25, 1997 the Company announced a 1 for 20 stock dividend effective for stockholders of record on May 15, 1997 and will be distributed on May 30, 1997.




                                   SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 19, 1997




/S/ Barrie Harding