Form 10QSB
period 1997-06-30
EQUISURE INC
filed 1998-01-16
CIK 917246

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from:                   to

              Commission file number 0-23178

                                 Equisure, Inc.
       -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Minnesota                          41-1309882
       -------------------------------   -------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
       incorporation or organization)

              701 Fourth Avenue South, Minneapolis, Minnesota 55415
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 338-3738
       -----------------------------------------------------------------
                           (Issuer's telephone number)

                        527 Marquette Avenue, Suite 1800
                          Minneapolis, Minnesota 55402

       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1997, there were 11,709,250 shares of the issuer's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):

  Yes ____; No __X__

                         EQUISURE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
               Required by Form 10-QSB                                       2

            Condensed Consolidated Balance Sheets of Equisure, Inc.
               and Subsidiaries of June 30, 1997 and December
               31, 1996                                                      2

            Condensed Consolidated Statements of Operations
               of Equisure, Inc. and Subsidiaries for the Three
               Months Ended June 30, 1997 and 1996 and the Six
               Months Ended June 30, 1997 and 1996                           3

            Condensed Consolidated Statement of Stockholders'
               Equity for the Six Months Ended June 30, 1997                 4

            Condensed Consolidated Statements of Cash Flows
              of Equisure, Inc. and Subsidiaries for the Six
              Months Ended June 30, 1997 and 1996                            5

            Notes to Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Results
               of Operations and Financial Condition                         11


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                15

Item 2.     Changes in Securities                                            15

Item 3.     Defaults upon Senior Securities                                  15

Item 4.     Submission of Matters to a Vote of Security Holders              15

Item 5.     Exhibits and Reports                                             15

Item 6.     Other Information                                                15

Signatures                                                                   16

                                     PART I

                         EQUISURE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1997           1996
                                                                      -----------    ------------
                                                                      (Unaudited)
    ASSETS

Assets:
    Investments, available for sale                                   $      --      $ 39,743,785
    Cash and cash equivalents                                          61,901,585      20,489,623
    Accrued interest and dividends                                        900,553         158,162
    Premiums receivable                                                 6,574,940       2,246,581
    Prepaid reinsurance                                                 1,757,509         765,834
    Due from related parties                                           16,427,311      12,972,037
    Deferred acquisition costs                                            808,991         292,870
    Other assets                                                             --            22,878
    Intangible assets                                                     353,081            --
                                                                      -----------    ------------

    Total assets                                                      $88,723,970    $ 76,691,770
                                                                      ===========    ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Loss reserves                                                     $31,383,748    $ 30,033,795
    Unearned premiums                                                   3,416,867       2,209,994
    Reinsurance premiums payable                                          697,353            --
    Due to related parties                                              3,141,141       5,169,092
    Income taxes payable                                                2,500,000         200,000
    Accounts payable and accrued expenses                                 999,158         837,943
    Deferred income taxes                                               2,850,000       1,210,000
                                                                      -----------    ------------

               Total liabilities                                       44,988,267      39,660,824
                                                                      -----------    ------------

Stockholders' equity:
    Common stock, par value $0.001, authorized 50,000,000 shares,
    issued and outstanding 11,709,250                                      11,710          11,152
    Additional paid-in capital                                         35,634,526      35,635,084
    Retained earnings                                                   8,089,467       2,953,153
    Net unrealized depreciation on investments available for sale,
    net of deferred taxes                                                    --        (1,568,443)
                                                                      -----------    ------------


               Total stockholders' equity                              43,735,703      37,030,946
                                                                      -----------    ------------

               Total liabilities and stockholders' equity             $88,723,970    $ 76,691,770
                                                                      ===========    ============

            See Notes to Condensed Consolidated Financial Statements

                         EQUISURE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                  1997             1996             1997             1996
                                                  ----             ----             ----             ----
                                                       (Unaudited)                       (Unaudited)
Revenues:
    Earned premiums assumed                     9,997,664        1,162,007       14,290,543        2,278,960
    Ceded premiums                             (1,877,747)            --         (2,341,424)            --
                                             ------------     ------------     ------------     ------------

               Net premiums                     8,119,917        1,162,007       11,949,119        2,278,960

    Realized gains on investments                    --          2,118,112          142,362        2,118,112
    Net investment income                         985,748          383,982        1,306,460          852,261
    Brokerage income                              137,207             --            172,429             --
                                             ------------     ------------     ------------     ------------

               Total revenues                   9,242,872        3,664,101       13,570,370        5,249,333
                                             ------------     ------------     ------------     ------------
Expenses:
    Losses incurred                             1,549,182             --          2,010,752             --
    Net acquisition costs                       1,342,877          116,201        1,803,590          227,896
    Administrative expenses                     1,136,379          654,517        2,136,790        1,441,722
    Foreign currency exchange loss               (838,859)          48,283         (679,252)         302,187
    Amortization of goodwill                        6,088             --             12,176             --
                                             ------------     ------------     ------------     ------------

               Total expenses                   3,195,667          819,001        5,284,056        1,971,805
                                             ------------     ------------     ------------     ------------

               Income before income taxes       6,047,205        2,845,100        8,286,314        3,277,528

Income taxes                                   (2,295,000)      (1,050,000)      (3,150,000)      (1,050,000)
                                             ------------     ------------     ------------     ------------

Net income                                   $  3,752,205     $  1,795,100     $  5,136,314     $  2,227,528
                                             ============     ============     ============     ============

Net income per share                         $        .33     $        .16     $        .45     $        .20
                                             ============     ============     ============     ============

Weighted average number of common
shares outstanding                             11,335,484       10,910,046       11,244,084       10,752,064
                                             ============     ============     ============     ============

            See Notes to Condensed Consolidated Financial Statements

                         EQUISURE, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                                                                     Net Unrealized
                                                                                   (Depreciation) On
                                                                                      Investments,     Net Retained
                                             Common Stock       Additional Paid-In   Available For       Earnings
                                        Shares         Amount         Capital             Sale           (Deficit)         Total
BALANCE, January 1, 1997              11,151,666      $11,152      $ 35,635,084       $(1,568,443)      $2,953,153      $37,030,946

Change in unrealized appreciation
on investments, available for sale          --           --                --           1,568,443             --          1,568,443

Issue of stock dividend                  557,584          558              (558)             --               --               --

Net income                                  --           --                --                --          5,136,314        5,136,314
                                      ----------      -------      ------------       -----------       ----------      -----------

BALANCE, June 30, 1997                11,709,250      $11,710      $ 35,634,526              --         $8,089,467      $43,735,703
                                      ==========      =======      ============       ===========       ==========      ===========

            See Notes to Condensed Consolidated Financial Statements

                         EQUISURE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                 INCREASE (DECREASE) IN CASH OR CASH EQUIVALENTS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            1997              1996
                                                                            ----              ----
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net income                                                            $  5,136,314     $  2,227,528
  Adjustments to reconcile net income to net cash flows from operating activities:

  Amortization of goodwill                                                    12,176             --
  Gains on sale of investments                                              (142,362)      (2,118,112)
  Foreign currency exchange (gain) loss                                     (679,252)         302,187
  Deferred income taxes                                                      550,000          850,000
Change in:
  Premiums receivable                                                     (4,328,359)      (1,459,910)
  Prepaid reinsurance                                                       (991,675)      (4,125,000)
  Underwriting reserves                                                    1,349,953        9,493,074
  Due from/due to related parties                                         (5,483,225)      (1,615,540)
  Premiums payable                                                           697,353          977,106
  Accrued income taxes                                                     2,300,000             --
  Other                                                                      109,576         (663,529)
                                                                        ------------     ------------
           Net cash flows from operating activities                       (1,469,501)       3,867,804
                                                                        ------------     ------------

Cash flows from investing activities:
  Proceeds from sale of investments                                       46,473,678        7,117,868
  Purchases of investments                                                (3,929,088)     (13,895,107)
  Acquisition of subsidiary                                                 (342,379)            --
                                                                        ------------     ------------
           Net cash flows from investing activities                       42,202,211       (6,777,239)
                                                                        ------------     ------------


Effect of foreign currency exchange rate changes on cash

                                                                             679,252         (302,187)
                                                                        ------------     ------------

           Net change in cash and cash equivalents                        41,411,962       (3,211,622)

Cash and cash equivalents, beginning of period                            20,489,623       32,216,805
                                                                        ------------     ------------

Cash and cash equivalents, end of period                                $ 61,901,585     $ 29,005,183
                                                                        ============     ============

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, results of operations for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

         The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Investments

         There are no investments available for sale held at June 30, 1997. Investments at December 31, 1996 consist primarily of marketable equity securities available for sale representing approximately 49% of total assets and a holding of certificates of gold deposit available for sale representing less than 4% of total assets (see Note 3). They were carried at fair value based on quoted market prices. Unrealized appreciation (depreciation) is excluded from operations and reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method.

         Cash and Cash Equivalents

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         For the purpose of presentation in the Company's condensed consolidated statements of cash flows, cash equivalents are short-term, highly liquid investments that are both (1) readily converted into known amounts of cash and (2) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   INTANGIBLE ASSETS

         Intangible assets consist of goodwill arising on consolidation in respect of the acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. This comprises the following:

              Purchase price in excess of identifiable assets       365,257
              Less amortization                                     (12,176)
                                                                   --------
                                                                   $353,081
                                                                   ========

3.   INVESTMENTS, AVAILABLE FOR SALE

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost are as follows:

                                                        June 30,    December 31,
                                                         1997          1996
                                                         ----          ----

              Marketable equity securities:
                 Cost                                      -        $38,941,200
                 Gross unrealized holding gains            -            615,012
                 Gross unrealized holding losses           -         (3,137,027)
                                                                    -----------

                 Fair value                                -         36,419,185
                                                                    -----------

              Marketable certificates of gold deposit:
                 Cost                                      -          3,461,028
                 Gross unrealized holding losses           -           (136,428)

                 Fair value                                -          3,324,600
                                                                    -----------

              Total fair value                             -        $39,743,785
                                                                    ===========

         Investments available for sale were liquidated during the three months to June 30, 1997. The funds generated contributed to the purchase of 884 Managed Units at price $60,774.88 each. The units yield an annual return of 7.685%. The units are readily realizable and are treated as cash and cash equivalents.

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   LOSS RESERVES

         Loss reserves consisted of the following:

                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----

              Balance at January 1                  $30,033,795     $18,227,498
                                                    -----------     -----------
              Add - provision for losses incurred:
              Current claim years                     7,769,305      11,898,357
              Prior claim years                            -               -
                                                    -----------     -----------
                                                      7,768,305      11,898,357
                                                    -----------     -----------

              Less - paid losses:
              Current claim years                      (508,697)        (92,060)
              Prior claim years                      (5,910,655)           -
                                                    ------------    -----------
                                                    (6,419,352)         (92,060)
                                                    -----------     -----------

              Balance at June 30, 1997              $31,383,748     $30,033,795
                                                    ===========     ===========

         Included in loss reserves in respect of transactions under the open year method are the following:

                                                     June 30,       December 31,
                                                       1997             1996
                                                       ----             ----

              Written premiums assumed             $85,593,724      $70,836,550
              Ceded premiums                       (42,570,807)     (35,531,807)
              Acquisition costs                     (8,897,131)      (6,937,510)
              Paid losses                           (5,910,655)            -
                                                  ------------     ------------

                                                  $ 28,215,131     $ 28,367,233
                                                  ============     ============

5.     INCOME TAXES

                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----

              Current:
                 Foreign                            $ 2,600,000       $ 200,000
                 Federal, net of foreign tax credit        -               -

                                                    $ 2,600,000       $ 200,000
                                                    -----------       ---------
              Deferred:
                 Federal                                506,000       2,108,000
                 State                                   44,000         192,000
                                                    -----------     -----------
                                                        550,000       2,300,000
                                                    -----------     -----------

                                                    $ 3,150,000     $ 2,500,000
                                                    ===========     ===========

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         Belgian fiscal authorities have examined the records for the year ended December 31, 1994, the first year of activity as a reinsurer. By their letter on May 13, 1996, they contested the basis on which the Company has compiled its underwriting reserves. Directors believe that the authorities have misunderstood the nature and the time frame of the risks provided against. A formal rejection of authorities' assertions was drawn up and submitted. At June 30, 1997, the authorities had not initiated any further correspondence.

         The underwriting reserves for 1994 now stand at $2,578,042 as a result of losses in respect of 1994, amounting to $5,910,655, paid in the six months to June 30, 1997. If no further losses are incurred for the 1994 underwriting year, taxation of approximately $1,100,000 will become payable in 1998. The 1995 and 1996 underwriting reserves give rise to similar considerations.

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Any change in the revenue recognition policy for tax purposes would result in gross temporary timing differences, the proposed adjustments would be substantially offset by deferred income taxes and would not be material to the condensed consolidated financial statements taken as a whole.

                         EQUISURE, INC. AND SUBSIDIARIES

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

      Equisure, Inc has acquired a 65% investment in a new subsidiary, Aviation Maritime Transportation (Insurance Brokers) S.A.M., an insurance and reinsurance broker. Equisure utilizes the reinsurance brokering services of AMT which replaces the Company's previously outsourced underwriting administration services.

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

      Equihot Verzekering N.V. (EV), an insurance company, fronts for the insurance which the Company provides with respect to political and financial risk business. Since a reinsurer does not directly insure the underlying risk, a reinsurer must enter into fronting arrangements with other insurance companies. Fronting arrangements are defined as reinsurance in which the ceding (reinsuring) insurance company issues a policy and reinsures all or substantially all of the insurance risk with the reinsurer. EV provides this fronting service for a fee of 5% on such premiums.

      Related party transactions with the former parent, Equihot Delfstoffen N.V. are commission payments on business introduced. This agreement is in keeping with market levels of 10%, and will continue up until December 31, 2005.

      The majority of other general business written for the second quarter of 1997 was aviation and casualty. This business, together with that of marine and accident & health, is located in North America, South America and Europe.

      The Company is continuing to focus on broadening its portfolio of mixed commercial reinsurance business in specific areas that fall within the Company's established criteria of risk management. This will also contribute to establishing a balanced book of business to minimize dependence upon any one particular area or class.

      The Company has continued to increase its operational profitability with increases in earned premiums assumed.

                         EQUISURE, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      Cash outflows from operating activities of $1,469,501 for the six months ended June 30, 1997 compared with cash flows of $3,867,804 for the six months ended June 30, 1996.

      Cash flows from investing activities reflect the Company's decision to liquidate its investments held for sale in favor of holding cash and cash equivalents.

                         EQUISURE, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

   Results of Operations

      Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

      Total revenues of $9,242,872 increased $5,578,771 or 252% for the three month period ended June 30, 1997 as compared to total revenues of $3,664,101 for the same three month period in 1996.

      Earned premiums assumed on the completion of short-duration reinsurance contracts for the three months ended June 30, 1997, of $9,997,664 showed a 860% increase on the comparative quarters figure of $1,162,007 and is reflective of the continued growth of business in respect of short term reinsurance contracts.

      Ceded premiums in the second quarter of 1997 of $1,877,747, compared to nil in the comparative quarter is due to retrocession protection now being sought as a matter of Company policy.

      No realized gains on the disposal of quoted investments were made in the current quarter. The comparative period in 1996 produced $2,118,112.

      Net investment income, comprising dividend and interest income showed an increase to $985,748 for the three months ended June 30, 1997 from $383,982 for the three months ended June 30, 1996. This is primarily due to the increase in the amounts held as cash and cash equivalents in favor of quoted marketable securities.

      Brokerage income of $137,207 for the three months ended June 30, 1997 emanates from the activities of Aviation Maritime Transportation (Insurance Brokers) S.A.M., a subsidiary acquired during the quarter ended March 31, 1997.

      Losses incurred comprising claims paid, outstanding claims and estimates of future liabilities of $1,549,182 are provided for the three months ended June 30, 1997. No such provision was necessary for the three months ended June 30, 1996 as no losses were incurred.

      Net acquisition costs of $1,342,877 for the three months ended June 30, 1997 were up by 1156% compared to $116,201 for the comparative period. This is primarily due to the 860% increase in premiums assumed and an increase within this of the general reinsurance business, which has substantially higher acquisition costs than that of the political and financial risk sector.

      Administrative expenses for the current quarter are up 174% at $1,136,379, compared with $654,517 for the three months ended June 30, 1996. This increase is attributable to expansion of business generally and to the increased costs of regulatory compliance.

      Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

      Amortization of goodwill arising on consolidation of $6,088 for the three months ended June 30, 1997 is in respect of the acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. on February 14, 1997.

      Income taxes of $2,295,000 are provided in respect of the results for the three months ended June 30, 1997. This compares

                         EQUISURE, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION


      to income taxes of $1,050,000 provided in respect of the results for the three months ended June 30, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

   Results of Operations

      Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

      Total revenues of $13,570,370 increased $8,321,037 or 259% for the six month period ended June 30, 1997 as compared to total revenues of $5,249,333 for the same six month period in 1996.

      Earned premiums assumed on the completion of short-duration reinsurance contracts for the six months ended June 30, 1997, of $14,290,543 showed a 627% increase on the comparative six months figure of $2,278,960 and is reflective of the continued growth of business in respect of short term reinsurance contracts.

      Ceded premiums in the first six months of 1997 of $2,341,424, compared to nil in the comparative six months is due to retrocession protection now being sought as a matter of Company policy.

      Realized gains on the sale of quoted investments produced $142,362 in the six months to June 30, 1997. The comparative period in 1996 produced $2,118,112.

      Net investment income, comprising dividend and interest income showed an increase to $1,306,460 for the six months ended June 30, 1997 from $852,261 for the six months ended June 30, 1996. This is primarily due to the increase in the amounts held as cash and cash equivalents in favor of quoted marketable securities.

      Brokerage income of $172,429 for the six months ended June 30, 1997 emanates from the activities of Aviation Maritime Transportation (Insurance Brokers) S.A.M., a subsidiary acquired during the six months ended June 30, 1997.

      Losses incurred comprising claims paid, outstanding claims and estimates of future liabilities of $2,010,752 are provided for the six months ended June 30, 1997. No such provision was necessary for the six months ended June 30, 1996 as no losses were incurred.

      Net acquisition costs of $1,803,590 for the six months ended June 30, 1997 were up by 791% compared to $227,896 for the comparative period. This is primarily due to the 627% increase in premiums assumed and an increase within this of the general reinsurance business, which has substantially higher acquisition costs than that of the political and financial risk sector.

      Administrative expenses for the current six months are up 148% at $2,136,790, compared with $1,441,722 for the six months ended June 30, 1996. This increase is attributable to expansion of business generally and to the increased costs of regulatory compliance.

      Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the U.S. dollar and other major currencies, where transactions occur and where balances are held in those currencies.

      Amortization of goodwill arising on consolidation of $12,176 for the six months ended June 30, 1997 is in respect of the

                         EQUISURE, INC. AND SUBSIDIARIES

                                     PART I

                              FINANCIAL INFORMATION


      acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. on February 14, 1997.

      Income taxes of $3,150,000 are provided in respect of the results for the six months ended June 30, 1997. This compares to income taxes of $1,050,000 provided in respect of the results for the six months ended June 30, 1996.


ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2.  CHANGES IN SECURITIES

      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  EXHIBITS AND REPORTS

      During the quarter ended June 30, 1997, the Company was not required to file any reports on Form 8-K.


ITEM 6.  OTHER INFORMATION

      None.

                         EQUISURE, INC. AND SUBSIDIARIES

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 3, 1997



/S/ Barrie Harding
Barrie Harding