Form 10QSB
period 1997-09-30
EQUISURE INC
filed 1998-04-09
CIK 917246

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) Quarterly report under Section 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ___________ to ___________.

                         Commission file number 0-23178

                                 Equisure, Inc.
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                       41-1309882
---------------------------------                  -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

              66 New Road, Digswell, Welwyn, Herts, AL6 OAN England
              -----------------------------------------------------
                    (Address of principal executive offices)

                                (0) 1438 714078
                           --------------------------
                          (Issuer's telephone number)

                        1650 West 82nd Street Suite 1480
                          Bloomington Minnesota 55431
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

As of 9/30/97 there were 11,709,250 shares of the issuer's common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (check one):

Yes ___ No _X_

                         EQUISURE, INC. AND SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1   Condensed consolidated Financial Statements Required by Form 10-QSB

         Condensed Consolidated Balance Sheets of Equisure, Inc. and subsidiaries of September 30, 1997, and December 31, 1996

         Condensed Consolidated Statements of Operations of Equisure, Inc. and subsidiaries for the three months ended September 30, 1997, and 1996 and the nine months ended September 30, 1997 and 1996.

         Condensed Consolidated Statement of Stockholders equity for the nine months ended September 30, 1997

         Condensed Consolidated Statements of Cash Flows of Equisure, Inc. and subsidiaries for the nine months ended September 30, 1997 and September 30, 1996

         Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition

PART II  OTHER INFORMATION

Item 1   Legal proceedings

Item 2   Changes in securities

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Exhibits and Reports

Item 6   Other information

Signatures

                         EQUISURE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1997   DECEMBER 31, 1996

                                                                           (UNAUDITED)
            ASSETS
Assets:
            Investments, available for sale                                $       --          $ 39,743,785
            Cash and cash equivalents                                        75,479,623          20,489,623
            Accrued interest and dividends                                    1,001,980             158,162
            Premiums receivable                                               6,347,270           2,246,581
            Prepaid reinsurance                                                    --               765,834
            Due from related parties                                          9,554,210          12,972,037
            Deferred acquisition costs                                          493,786             292,870
            Other assets                                                           --                22,878
            Intangible assets                                                   349,084                --

            TOTAL ASSETS                                                   $ 93,225,953        $ 76,691,770


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
            Loss reserves                                                    36,383,746          30,033,795
            Unearned premiums                                                 2,381,465           2,209,994
            Reinsurance premiums payable                                           --                  --
            Due to related parties                                                1,180           5,169,092
            Income taxes payable                                              2,500,000             200,000
            Accounts payable and accrued expenses                                76,430             837,943
            Deferred income taxes                                             2,850,000           1,210,000

            TOTAL LIABILITIES                                              $ 44,192,823        $ 39,660,824

STOCKHOLDER'S EQUITY:
            COMMON STOCK, PAR VALUE $0.001 AUTHORIZED 50,000,000
            SHARE ISSUED AND OUTSTANDING 11,709,250                              11,710              11,152
            ADDITIONAL PAID-IN CAPITAL                                       35,634,526          35,635,084
            RETAINED EARNINGS                                                13,386,894           2,953,153
            NET OF UNREALIZED DEPRECIATION ON INVESTMENTS AVAILABLE
            FOR SALE, NET OF DEFERRED TAXES                                        --            (1,568,443)

            TOTAL STOCKHOLDERS' EQUITY                                     $ 49,033,130        $ 37,030,946

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 93,225,953        $ 76,691,770


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         EQUISURE, INC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                         SEPTEMBER 30                                    SEPTEMBER 30

                                                    1997              1996                         1997               1996
                                                    ----              ----                         ----               ----
                                                         (UNAUDITED)                                      (UNAUDITED)
REVENUES:
            EARNED PREMIUMS ASSUMED            $  8,224,119         2,216,244                   22,514,662         4,495,204
            CEDED PREMIUMS                          (17,996)             --                     (2,359,422)             --

                        NET PREMIUMS              8,206,121         2,216,244                   20,155,240         4,495,204

            NET INVESTMENT INCOME                   424,615           660,942                    1,873,437         3,631,315
            BROKERAGE INCOME                        317,363              --                        489,792              --

                        TOTAL REVENUES         $  8,948,099         2,877,186                   22,518,469         8,125,519


EXPENSES:
            LOSSES INCURRED                         509,465              --                      2,520,217              --
            NET ACQUISITION COSTS                   325,887           221,624                    2,129,477           449,520
            ADMINISTRATIVE EXPENSES                 665,227           751,703                    2,802,017         2,193,425
            FOREIGN CURRENCY EXCHANGE LOSS         (221,223)           85,342                     (900,475)          387,529
            AMORTIZATION OF GOODWILL                  3,997              --                         16,173              --

                        TOTAL EXPENSES         $  1,283,353         1,058,669                    6,567,409         3,030,474

            INCOME BEFORE INCOME TAXES            7,664,746         1,818,517                   15,951,060         5,096,045

            INCOME TAXES                         (2,452,718)         (683,000)                  (5,602,718)       (1,732,000)

            NET INCOME                         $  5,212,028         1,136,617                   10,348,342         3,364,045

            NET INCOME PER SHARE                       0.46              0.20                         0.91              0.62

            WEIGHTED AVERAGE NUMBER OF
            COMMON SHARES OUTSTANDING            11,344,494         5,575,833                   11,344,494         5,443,075


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         EQUISURE, INC AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)


                                                                                      NET UNREALIZED
                                                                                      (DEPRECIATION)       NET
                                                                                      ON INVESTMENT      RETAINED
                                          COMMON STOCK               ADDITIONAL         AVAILABLE        EARNINGS
                                     SHARES          AMOUNT       PAID-IN CAPITAL       FOR SALE         (DEFICIT)         TOTAL

BALANCE, JAN. 1, 1997            $ 11,151,666     $     11,152     $ 35,635,084      ($ 1,568,443)     $  2,953,153     $ 37,030,946

CHANGE IN UNREALIZED
APPRECIATION ON INVESTMENTS,
AVAILABLE FOR SALE                       --               --               --           1,568,443              --          1,568,443

Issue of stock dividend               557,584              558             (558)             --                --               --

Net income                               --               --               --                --          10,433,741       10,433,741

BALANCE, Sept 30, 1997           $ 11,709,250     $     11,710     $ 36,634,526              --        $ 13,386,894     $ 49,033,130



See Notes to Condensed Consolidated Financial Statement

                         EQUISURE, INC AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS


                 INCREASE (DECREASE) IN CASH OR CASH EQUIVALENTS


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,

                                                              1997              1996
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                $ 10,433,741      $  3,356,045

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS
FROM OPERATING ACTIVITIES:

AMORTIZATION OF GOODWILL                                        16,173              --
GAINS ON SALE OF INVESTMENTS                                   (45,000)       (2,199,550)
FOREIGN CURRENCY EXCHANGE (GAIN) LOSS                         (221,000)          287,529
DEFERRED INCOME TAX                                            550,000         1,061,000

CHANGE IN:                                                  (4,100,689)       (1,126,445)

PREMIUMS RECEIVABLE                                               --          (3,437,500)
UNDERWRITING RESERVES                                        6,349,953        11,075,389
DUE FROM/DUE TO RELATED PARTIES                              3,513,736        (3,731,650)
PREMIUMS PAYABLE                                                  --            (840,295)
ACCRUED INCOME TAXES                                              --            (671,000)
OTHER                                                           98,000          (210,163)

            NET CASH FLOWS FROM OPERATING ACTIVITIES        16,594,914         4,913,360

CASH FLOWS FROM INVESTING ACTIVITIES:

PROCEEDS FROM SALE OF INVESTMENTS                           38,176,086         8,018,106
PURCHASE OF INVESTMENTS                                        556,000       (20,564,171)
ACQUISITION OF SUBSIDIARY                                         --                --

            NET CASH FLOWS FROM INVESTING ACTIVITIES        38,732,086       (12,546,065)

EFFECTS OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES ON CASH                                 (337,000)         (287,529)
                                                          ------------      ------------

            NET CHANGE IN CASH AND CASH EQUIVALENTS         54,990,000        (7,920,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              20,489,623        32,216,805

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 75,479,623      $ 24,296,571


                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements are stated in United States Dollars and are prepared in conformity with the accounting principles generally accepted in the United States of America.

The preparation of the condensed consolidated financial statements in conformity with the generally accepted accounting principles require management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary, Equihot Herverzekering N.V., and partly owned subsidiary Aviation Maritime Transportation (Insurance Brokers) S.A.M. in which the Company had a 65% shareholding.

The financial statements of Aviation Maritime Transportation (Insurance Brokers) S.A.M. are included in the total in the consolidatef financial statements of the Company, less provisions for the minority interest is nil. Goodwill arising on consolidation is amortized on a straight line basis over 15 years. All material inter-company transactions have been eliminated.

                         EQUISURE, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

There are no investments for sale held at September 30, 1997. Investments at December 31, 1996 consist primarily of marketable equity securities available for sale representing approximately 49% of total assets and a holding of certificates of gold deporsit available for sale representing less than 45% of total assets (see note 3.) They were carried at fair value based upon quoted market prices. Unrealized appreciation (depreciation) is excluded from operations and reported as a separate component of stockholders' equity realized gains and losses are determined on the specific identification method.

CASH AND CASH EQUIVALENTS

For the purpose of presentation in the Company's condensed consolidated statements of cash flows, cash equivalents are short term, highly liquid investments that are both (1) readily converted into known amounts of cash and
(2) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

PREMIUMS AND DETERMINATION OF UNDERWRITING RESULTS AND RESERVES

Premium income on short duration reinsurance contracts is accounted for using the periodic method. Premiums that commence within the current underwriting year are taken into revenue as earned retrocession and acquisition costs together with claims incurred are match against premiums. Calculations are made to determine the unearned premiums and deferred acquisition costs as necessary.

The Company reviews short duration contracts to establish whether premium deficiencies exist. No account is taken of anticipated investment income in this review.

Long duration reinsurance contracts are accounted for using the open-year method. Premiums, retrocession and acquisition costs together with claims incurred are allocated to underwriting year accounts according to the inception of the contracts. The aggregation of the underwriting year accounts form the basis of the underwriting reserves on the balance sheet. The loss reserves relating to the open year method, will be disaggregated and reported on the statement of operations as premiums, claims and expenses only when earned premium becomes reasonably determinable. If at any time an underwriting year or class of business within an underwriting year shows a deficiency, this loss will be recognized immediately.

                         EQUISURE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  REINSURANCE CEDED

In the normal course of business, the Company seeks to reduce the loss that may arise from events that cause an unfavorable underwriting result by reinsuring (ceding) certain levels of risk in various areas of exposure with other reinsurance enterprises.

3.  DEFERRED ACQUISITION COSTS

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies of reinsurance treaties to which they relate.

4.  LOSS RESERVES

The liability for losses and loss adjustment expenses includes amounts determined from loss reports and individual cases and amounts, based upon past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and from establishing the result liabilities are continually reviewed, and any adjustments are reflected in earnings currently.

5.  INCOME TAXES

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

                         EQUISURE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INTANGIBLE ASSETS

         Intangible assets consist of goodwill arising on consolidation in respect of the acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. This comprises the following:
               Purchase price in excess of identifiable assets      365,257
               Less Amortization                                    (16,173)
                                                                  ---------
                                                                  $ 349,084

3.  INVESTMENTS, AVAILABLE FOR SALE

         The aggregate fair value, gross unrealized holding gains, gross unrealized holding losses and cost are as follows:

                                                    September 30,   December 31,
                                                        1997           1996

       Marketable equity securities
         Cost                                            --        $ 38,941,200
         Gross unrealized holdings gains                 --             615,012
         Gross Unrealized holding losses                 --          (3,137,027)
                                                                   ------------
        FAIR VALUE                                       --        $ 36,419,185

       Marketable certificates of gold deposit
         Cost                                            --           3,461,028
         Gross unrealized holding losses                 --            (136,428)
                                                                   ------------
        FAIR VALUE                                       --           3,324,600
                                                                   ============
       TOTAL FAIR VALUE                                  --        $ 39,743,785

Investments available for sale were liquidated during the three months to June 30, 1997. The funds generated contributed to the purchase off 884 Managed Units at price $60,774.88 each. The units yield an annual return of 7.685%. The units are readily realizable and are treated as cash and cash equivalents.

                         EQUISURE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  LOSS RESERVES
         Loss reserves consisted of the following:

                                                      September 30,     December 31,
                                                          1997              1996
               Balance at January 1                   $ 30,033,795      $ 18,227,498
               Add-provision for losses incurred:
               Current claim years                      12,769,305        11,898,357
               Prior claim years                              --                --
                                                        12,769,305        11,898,357
                                                      ============      ============

               Losses - paid losses:
               Current claim years                        (508,697)          (92,060)
               Prior claim years                        (5,910,655)             --
                                                      ------------
                                                        (6,419,352)          (92,060)
                                                      ------------      ------------
               Balance at September 30,1997           $ 36,383,748      $ 30,033,795

         Included in loss reserves in respect of transaction under the open year method are the following: September 30, December 31, 1997 1996

               Written premiums assumed               $ 81,118,991      $ 70,836,550
               Ceded premiums                          (27,337,993)      (35,531,807)
               Acquisition costs                        (4,112,884)       (6,937,510)
               Paid losses                              (5,910,655)             --
                                                      ------------
                                                      $ 43,757,459      $ 28,367,233
                                                      ============      ============

5.  INCOME TAXES

                                                      September 30,     December 31,
                                                          1997              1996
         Current
               Foreign                                $  2,606,013      $    200,000
               Federal, net of foreign tax credit             --                --
                                                      $  2,606,013      $    200,000
         Deferred
               Federal                                     506,000         2,108,000
               State                                        44,000           192,000
                                                           550,000         2,300,000
                                                      ------------      ------------
                                                      $  3,156,013      $  2,500,000
                                                      ============      ============

6.  RELATED PARTY TRANSACTIONS

Transactions or balances with related parties included in the condensed consolidated financial statements are as follows.

Statement of Operations

Earned premiums assumed and ceded include transactions with Equihot Verzekering N.V. Net acquisition costs include transactions with Equihot Verzekering N.V. and Equihot Delfstoffen N.V.

Balance Sheets

All amounts due from and due to related parties represent non-interest bearing obligations, receivable from or payable to either Equihot Delfstoffen N.V. or one of it's wholly-owned subsidiaries, and are due within one year.

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents are carried at their face amount.

Investments, available for sale are carried at fair value as determined based on quoted market prices.

8.  CONTINGENCIES

Loss reserves are provisions for the future losses based on individual underwriting years. To the extent that an open year becomes fully developed and earned premiums can be ascertained, credit can be taken into the income statement comprising the loss provision no longer taken.

Belgium fiscal authorities have examined the records for the year ended December 31, 1996, they contested the basis on which the company has complied it's underwriting reserves. Directors believe that the authorities have misunderstood the nature and time frame of the risks provided against. A formal rejection of the authorities' assertions was drawn up and submitted. At September 30, 1997, the authorities had not initiated any further correspondence.

Any change in the revenue recognition policy for tax purposes would result in gross temporary timing differences, the proposed adjustments would be substantially offset by deferred income taxes and would not be material to the condensed consolidated financial statements taken as a whole.


                         EQUISURE, INC AND SUBSIDIARIES

                              FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the unaudited condensed financial statements included herein, see item 1.

PREFACE STATEMENT

The Board would like to preface this overview of operations with a brief statement of intent. This statement should be read in the context that it is for the express purpose of proving information to the investors of the Company and is designed to assist in the understanding of action taken by the board and to avoid the continued speculation in the media over the activities of the Company. The Board feels that this continued speculation has been totally unfounded and is the result of deliberate action taken by certain individuals and corporations in an effort to de-stabilize the Company and the confidence of it's investors.

A full and definitive report will be prepared and published by the Board for the 4th quarter and end of year report but, as announced in the media by the Chairman over the past months, it has been decided as the result of several external factors, that action should be taken to ensure that continued long term profitability of the Company and thereby protect investor confidence. Therefore, it was decided by the Board to relinquish any direct insurance involvement through subsidiaries and restructure the company's interest to that of a "Holding Company" making strategic investments in, initially, insurance operations and then latterly in other broader based investment opportunities. The Board recognized that this change of investment strategy may result in short term loss of profitability inherent in any change of investment strategy but, is confident that in the medium term it will allow the company to capitalize on new opportunities as they present themselves.

The Board would wish all investors to be fully cognizant of this change in strategy and recognize the necessity of a transition period to effect such change. However, the Board is confident that it is for the benefit of all concerned, not least it's investors, that such a change is made and that it will afford the opportunity to demonstrate a dynamic new approach to investment opportunities and also maximize the benefits of releasing the Company from potential long term liabilities. Such potential liabilities would, in the opinion of the Board, hamper the development of the Company and delay the release of imbedded value for the benefit of investors. Therefore, the following notes should be read in this context and in full light of the changes that have implemented and which will be fully reported on in the end of year statement and are not necessarily and indication of activity for the 4th quarter and it's resultant income stream.

OVERVIEW

Equisure, Inc. had a wholly owned subsidiary, Equihot Herverzekering N.V. a Belgian reinsurer, incorporated in Belgium and operating principally from Antwerp, the main commercial Flemish City of Belgium. The word "Herverzkering" is Dutch-Flemish for reinsurance.

Equisure, Inc. had a 65% investment in a subsidiary, Aviation Maritime Transportation (Insurance Brokers) S.A.M., an insurance and reinsurance broker. Equisure utilized the reinsurance brokering services of AMT which replaced the Company's previous outsource underwriting administrations services.

Equihot Herverzekering N.V. had been underwriting reinsurance since January 1, 1994 and specialized in financial risk and political risk reinsurance, as well as underwriting a general reinsurance account.

The Company limited its business to the following classes of risk:
Political, Financial, Marine, Aviation, Accident & Health and Casualty.

Political and financial risks were primarily located in African countries with new accounts in the financial sector emanating from North America and Europe. Other classes of business were located in North America, South America and Europe.

The majority of financial risk business was obtained from African historic sources and is renewable. The Company believes that there is potential for growth in this sector from new sources and new accounts have been written, emanating from Europe and North America.

Equihot Verzekering N.V. (EV), an insurance company, fronted for the insurance which the Company provided with respect to political and financial risk business. Since a reinsurer does not directly insure the underlying risk, a reinsurer must enter into fronting arrangements with other insurance companies. Fronting arrangements are defined as reinsurance in which the ceding (reinsured) insurance company issues a policy and reinsures all or substantially all of the insurance risk with the reinsurer. EV provides this fronting service for a fee of 5% on such premiums.

Related party transactions with the former parent, Equihot Delfstoffen N.V. were commission payments on business introduced. This agreement is in keeping with market levels of 10% and will continue until December 31, 2005, but note must be taken of the portfolio transfer of the former parents' business which may, or may not affect such arrangements.

The majority of other general business written for the third quarter of 1997 was aviation and casualty. This business together with that of marine and accident & health is located in North America, South America and Europe.

However, the Board of Directors, Whilst advising that the Company continued to focus its portfolio of mixed commercial reinsurance business in specific areas that fall within the Company's established criteria of risk management, would announce that changes discussed above will have an effect of future activities that will be fully reported upon in the 4th quarter and annual report.

Whilst not coming into affect within the 3rd quarter report, the Board feels in keeping with the policy of open disclosure to investors that, it should advise on significant events that will, in its opinion, impact upon the 4th quarter figures and full end of year report. Therefore, as previously advised in media announcements, on September 8, 1997, the Company had entered into an agreement whereby, on October 1, 1997, the entire portfolio of Equihot Herverzekering N.V. This action was taken in order to protect the investors of Equisure, Inc. from the potential losses that had been reported as a result of the activities of the former parent Equihot Delfstoffen N.V. which, as reported elsewhere in this statement, had an agreement to maintain the production of insurance business with Equihot Heverzekering N.V. until 2005.

Information became available that indicated that there was a possible claim call on Equihot Herverzekering N.V. which, if materialized, would far exceed the reserves of that company and, as a result, place it in severe financial jeopardy. Whilst his situation was effectively a matter of management of Equihot Herverzekering N.V. to resolve, Equisure, Inc., as the parent company, could not remain isolated from the situation and therefore it was decided to "ring-fence" any potential cross contamination of insufficient assets whereby Equisure, Inc., would be morally, if not contractually, obligated to support its subsidiary company in the event of financial insufficiency.

The first step of this protective measure was the portfolio transfer of all the reinsurance activities of Equihot Herverzekering N.V. to Polfin Insurance Company Inc., which contain a proviso that should the matter be resolved and any profit realized, then 95% of such profit would be returned to Equisure, Inc. Therefore, it can be demonstrated that such action was prudent to the protection of the investors and in their best interests. This action was taken by the Board in full knowledge of the fact that they may come under criticism by certain investors who may feel that assets of the Company were being transferred to their detriment, however, the Board would strongly refute this for the reasons given above.

Additionally, the Board can report that whilst the matter has not yet been finalized, it now appears likely that a "commutation" of the claims call has been achieved by Polfin Insurance Company Inc., whereby the liability resultant of the book of business from the former parent company has been dramatically reduced to a level whereby the final outcome will likely result in a profit situation for Equisure Inc., "Commutations: is a reinsurance industry mechanism used for claims management and provides protection to the reinsurer as well as the ceding company. This enables the reinsurer to be released from obligations to indemnify in exchange for the reinsurer paying to its cedant an agreed sum to cover all present and future claims amounts and thereby releasing the resinsurer from the uncertainty of claims development into an unspecified period if time. Effectively this allows the reinsurer to quantify and crystallise its claims exposure as soon a possible and consolidate into its financial statement.

Also during the 3rd quarter the Board agreed to the disposal of its holding in Aviation Maritime Transportation ( Insurance Brokers ) S.A.M. as the need for an internal insurance broker and administrative provider had become redundant with the change in investment strategy. Allied to this and the transfer of the reinsurance business to Polfin Insurance Company Inc., the Board agreed to sell its holdings to a group of private individuals which included members of the then existing management team. This enables continuity of administration to be maintained on the book of business and an equitable transfer of personnel with attendant release of potential staff liabilities and effect a seamless transfer of business with the minimum disruption. The price for the disposal had not been finalized during the 3rd quarter but will be fully reported on in the 4th quarter.

The final item that the Board wishes to report on in this quarter report was, that as a result of the disposal of the direct involvement of the insurance activities of Equihot Herverzekering N.V. it has been agreed the remaining "shell" of Equihot Herverzekering N.V. will be sold to Combrea Inc., a Panamanian domiciled company, for a nominal consideration of US$1.00 in exchange for Combrea Inc., assuming any tax liabilities of Equihot Herverzekering N.V. As a result this will release Equisure Inc., from certain tax liabilities reported in the condensed consolidated financial statements herein and will be fully reflected in the 4th quarter report. Again this action reinforces the Board's assertions that it has acted with due regard to investor confidence and to protect the interests of those investors to ensure the long term financial security of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The capacity of a reinsurance company to write business is based upon maintaining liquidity and capital resource sufficient to pay claims and expenses as they become due. The company has historically generated adequate capital resources to support its current operations and believes it will continue to do so for the foreseeable future. The primary sources of the company's liquidity are funds generated from reinsurance premiums and investment income. The principle application of such funds are payment of losses and loss adjustment expenses, acquisition of investments and operating expenses.

Cash flows from investing activities reflect the company's decision to liquidate it's investments held for sale in favor of holding cash equivalents.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996.

Total revenues of $8,948,099 increased $6,070,913 or 211% for the three months ended September 30, 1997 as compared to the total revenues of $2,877,186 for the same period in 1996.

Earned premiums assumed on the completion of short-term reinsurance contracts for the three months ended September 30, 1997 of $8,224,119 showed a 271% increase on the comparative quarters figure of $2,216,224 is reflective of the maturity of the short-term reinsurance contracts.

Ceded premiums in the 3rd quarter of 1997 of $17,998 compared to nil in the comparative quarter in 1996 is due to retrocession protection now being sought as a matter of company policy.

No realized gains on the disposal of quoted investments were made in the current quarter. The comparative period in 1996 produced $3,221,217.

Net investment income, comprising dividend and interest income, showed a decrease to $424,615 for the three months ended September 30, 1997.

Brokerage income of $317,363 for the three months ended September 30, 1997 emanates from the activities of Aviation Maritime Transportation (Insurance Brokers) S.A.M.

Losses incurred comprising claims paid, outstanding claims and estimates of future liabilities of $509,465 are provided for the three months ended September 30, 1997.

Net acquisition costs of $325,887 for the three months ended September 30, 1997 were up by 48% compared for the corresponding period in 1996

Administrative expense for the current quarter are down 11% compared with $751,703 for the three months ended September 30, 1996. This change is attributable to the change in both the amount of business assumed and the portfolio of the mix of business assumed in general reinsurance areas. Additionally, the cost of increased regulatory compliance is reflected in this change.

Foreign currency gains and losses occur due to the fluctuations in the rate of exchange between the US dollar and the major currencies, where transactions occur and where balances are held in those currencies.

Amortization of goodwill of $3,997 for the three months ended September 30, 1997, is in respect of the acquisition of Aviation Maritime Transportation (Insurance Brokers) S.A.M. This asset has been reported as being disposed of during the 4th quarter for an not as yet finalized sum.

Income taxes of $2,452,718 are maintained in respect of the results for the three months ended September 30, 1997, this compares with the figure of $683,000 for the same period in the prior year. However, due to the changes outlined above it is anticipated this tax liability will be significantly altered in the 4th quarter and will be fully reported in the annual report.

Result of Operations

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

Total Revenues of $22,518,469 increased $14,391,950 of 175% for the nine months period ended September 30, 1997 as compared to the total revenues of $8,126,519 for the same nine month period in 1996.

Earned premiums assumed on the completion of short-term reinsurance contracts for the nine months period ended September 30, 1997 of $22,514,662 showed a 400% increase on the comparative nine months figure of $4,495,204 as is reflective of the maturity of the short-term reinsurance contracts.

Ceded premiums in the nine months period ended September 30, 1997 of $2,359,422 compared to the nil in the comparative period in 1996 is due to retrocession protection now being sought as a matter of company policy.

No realized gains on the disposal of quoted investments were made in the nine months ended September 30, 1997. The comparative period in 1996 produced a similar nil result.

Net investment income comprising of dividend and interest income showed a decrease to $1,873,437 for the nine months ended September 30, 1997.

Brokerage income of $489,792 the nine months ended September 30, 1997 emanates from the activities of Aviation Maritime Transportation (Insurance Brokers) SAM. Losses incurred compromising claims paid, outstanding claims and estimates of future liabilities of $2,520,217 are provided for the nine months ended September 30, 1997.

Net acquisition costs of $2,129,477 for the nine months ended September 30, 1997 were up 374% compared for the corresponding period in 1996. This was reflective to the change in activities during the period, resultant with a reduced level of commercial business during the period.

Administrative expenses for the current quarter are up 28% at $2,802,017 compared with $2,193,425 for the nine months ended September 30, 1996. This change is attributable to the change in both the amount of business assumed and the portfolio mix of business assumed in the general reinsurance areas. Additionally, the cost of increased regulatory compliance is reflected in these changes.

Foreign currency exchange gains and losses occur due to the fluctuations in the rate of exchange between the US Dollar and the major currencies, where transactions occur and balances are held in these currencies.

Amortization of goodwill arising on consolidation of $16,173 for the nine months ended September 30, 1997 is in respect of the acquisition made during the preceding quarter of Aviation Maritime Transportation (Insurance Brokers) S.A.M. But for the purpose of this report has been maintained at the existing level due to the reported disposal of this assert during the 4th quarter for an as yet unfinalized sum.

Income taxes of $5,602,718 are maintained in respect of results for the nine months to September 30, 1997 this compares with the figure of $1,732,000 for the same period in the prior year. However, due to the change outlined above it is anticipated this tax liability will be significantly altered in the 4th quarter and will be fully reported in the annual report.

ITEM 1.  LEGAL PROCEEDINGS

The Board wish to report and comment of the following actions.

During the three months to September 30,1997 the Company settled a legal action instigated against Equisure, Inc. This action was instigated by RISC, Inc a Texas based reinsurance intermediary for alleged impropriety in relation to a proposed investment by Equisure Inc in RISC Inc. RISC Inc. had concluded an agreement with Equihot Herverzekering N.V. to represent them in Central and South American markets.

RISC had formally represented the Travelers Group but, undisclosed to Equihot Herverzekering N.V., at the time this agreement has been terminated by Travelers for alleged mismanagement of funds due to Travelers from RISC Inc.

Also, the Directors and Officers of RISC Inc., who were also the shareholders, had found the level of business production totally inadequate to meet the running costs of their business. As a result the were within weeks of certain bankruptcy as their bankers had refused to advance further funding and did not consider the proprietors to posses sufficient assets on personal basis to guarantee only further extensions of credit facilities.

Equisure Inc., was initially approached to effect a "loan" of reinsurance premiums then held by RISC inc., as short term funding to allow them to seek re-financing. This was agreed and then discussions were opened by RISC and Equisure Inc., to review a possible acquisition of RISC by Equisure. These discussions resulted in a breakdown of relationship and the then CEO of Equisure, Mr. Peter Clarke, made an out of court settlement without Board approval.

Mr. Clarke is now the subject of a legal action against him which may form the basis of a criminal complaint against him. At this time is it not possible to report further in this action until certain aspects have been clarified. A fuller report will be made in the 4th quarter report in investors.

Also during this period and Equisure Inc., shareholders brought an action for libel in the United Kingdom Courts against Mr. Trevor Jones for defamatory comments and articles written by him in various media publications. These articles formed the basis of a campaign of vicious attacks both personal and corporately on the Company and its Directors. The articles were written without any substantiating evidence and were the product of a malicious and totally unwarranted attack by Jones.

ITEM 2.  CHANGES IN SECURITY.

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  EXHIBITS AND REPORTS.

During the quarter ended September 30, 1997 the Company was not required to file any reports on Form 8-K.

ITEM 6.  OTHER INFORMATION.

None

EQUISURE INC., AND SUBSIDIARIES



                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorised.

Date:

               April 8, 1998    /s/ Peter E. Uttley
--------------------------------------------------------------------------------